Form 10QSB
period 2007-06-30
IntelliHome, Inc.
filed 2007-08-17
CIK 1384139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

Commission File Number 333-140204

IntelliHome, Inc.
(Exact name of small business issuer as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0672176 (IRS Employer Identification No.)

5150 Franz Road, Suite 100, Katy, Texas 77493
(Address of principal executive offices)(Zip Code)

(281) 391-4199
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐ No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒

As of August 10, 2007, we had 21,300,000 shares of $0.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)  Yes   ☐ No   ☒

IntelliHome, Inc.

FORM 10-QSB

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheet as of June 30, 2007	3

Statements of Operations for the three months and six months ended June 30, 2007 and June 30, 2006	4

Statements of Cash Flows for the six months ended June 30, 2007 and June 30, 2006	5

Notes to Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Controls and Procedures	12

PART II OTHER INFORMATION

Item 6. Exhibits	13

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

IntelliHome, Inc.
BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,335
Accounts receivable, net of allowance for doubtful accounts of $519	69,593
Inventories	10,645
Prepaid expenses	2,125
Total current assets	87,698

PROPERTY AND EQUIPMENT	5,959

OTHER ASSETS, Purchased accounts, net	1,800
Total assets	$95,457

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$63,255
Credit cards payable	95,713
Payroll and other accrued liabilities	109,109
Sales tax payable	7,342
Notes payable in default	20,159
Unearned revenue on contracts	9,091
Total current liabilities	304,669

NON-CURRENT LIABILITIES
Unearned revenue on contracts	1,293
Total liabilities	305,962

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A convertible preferred stock, 6,000,000 shares authorized, issued
and outstanding, $300,000 liquidation value, no redemption value	6,000
Series B convertible preferred stock, 2,700,000 shares authorized, issued
and outstanding, $270,000 liquidation value, no redemption value	2,700
Common stock, $0.001 par value; 100,000,000 shares authorized;
21,300,000 shares issued and outstanding	21,300
Additional paid-in capital	489,450
Retained deficit	(729,955)
Total shareholders’ deficit	(210,505)
Total liabilities and shareholders’ deficit	$95,457

The accompanying notes are an integral part of these  financial statements

IntelliHome, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
REVENUES:

Installation and monitoring revenues	$503,598	$403,852	$261,803	$210,630

EXPENSES:

Cost of monitoring and installation	224,596	161,683	111,375	85,207
Compensation and benefits	231,765	205,308	110,415	100,414
Truck expenses	37,381	23,082	20,486	11,364
Truck expenses - related party	3,750	3,750	1,875	2,500
General and administrative	119,880	59,764	62,821	28,659
TOTAL EXPENSES	617,372	453,587	306,972	228,144

LOSS FROM OPERATIONS	(113,774)	(49,735)	(45,169)	(17,514)

OTHER INCOME / EXPENSE

Interest income	377	-	116	-
Other income	5,303	-	2,046	-
Interest expense and finance charges	(11,573)	(13,433)	(5,677)	(6,738)
TOTAL OTHER EXPENSES	(5,893)	(13,433)	(3,515)	(6,738)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(119,667)	(63,168)	(48,684)	(24,252)

Preferred dividends accrued	(10,587)	-	(5,385)	-

NET LOSS AVAILABLE TO
COMMON SHARES	$(130,254)	$(63,168)	$(54,069)	$(24,252)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares	21,296,519	21,000,000	21,300,000	21,000,000

The accompanying notes are an integral part of these financial statements

IntelliHome, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(119,667)	$(63,167)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,716	2,608
Non-cash expenses	50,807	20,738
Changes in operating assets and liabilities:
Accounts receivable	(15)	6,586
Inventories	5,196	4,944
Prepaid expense	(112)	4
Accounts payable	(26,901)	(15,591)
Credit cards payable	(2,012)	(138)
Payroll, sales tax and other accrued liabilities	8,547	668
Unearned revenue on contracts	(997)	(320)

NET CASH USED IN OPERATING ACTIVITIES	(82,438)	(43,668)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common and preferred stock	45,000	-
Loan from Series A preferred shareholder	-	35,000
Principal payment on notes payable	(34,784)	(7,062)

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,216	27,938

NET DECREASE IN CASH	(72,222)	(15,730)
Cash, beginning of period	77,557	15,706
Cash, end of period	$5,335	$(24)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$10,831	$10,907
Taxes paid	-	-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in paid-in capital resulting from:
Deferred offering costs, expenses and assets paid for by a
Series A preferred shareholder	50,807	20,738
Decrease in retained earnings for preferred stock dividend	(10,587)	-

The accompanying notes are an integral part of these financial statements

IntelliHome, Inc.
Notes to Financial Statements
June 30, 2007
(Unaudited)

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements of IntelliHome, Inc., a Texas corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2006, which are included as part of the Company’s Registration Statement on Form SB-2 (SEC File 333-140204) declared effective July 12, 2007.

NOTE 2. - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred a loss of $119,667 for the six months ended June 30, 2007 and has retained deficit of $729,955 at June 30, 2007. In addition, the Company has not generated cash flows from operations for the years ended December 31, 2006 and 2005, and for the six months ended June 30, 2007. The Company’s continued existence is dependent on its ability to achieve profitable operations and achieving a level of revenue adequate to support the Company’s cost structure. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to obtain profitable operations or additional financing to support the Company’s current operations. If management is not successful, the Company may have to substantially cut back its level of operations that could have an adverse effect on the financial position of the Company. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going concern uncertainty.

NOTE 3. - PRIVATE PLACEMENT

In January 2007, under the terms of the Private Placement Memorandum dated October 19, 2005, 45 units were sold. Each unit consisted of 1,000 shares of the Company’s Common Stock, and 9,000 shares of the Company’s Preferred Series B convertible stock. The Company received $45,000 in cash for the units sold.

NOTE 4. - NOTES PAYABLE

Repayment of Line of Credit

During the quarter ended June 30, 2007, the Company repaid in full the note payable relating to its existing bank line of credit and the line of credit was terminated. The Company is undertaking efforts to establish a new bank line of credit.

Supplier Note Default

At June 30, 2007, the Company was in default on a note payable to an equipment supplier. The note was originally dated July 28, 2004 for $69,240 at 7% interest and re-negotiated on December 13, 2006, after a 14-month term of default, with a new principal amount of $46,495, interest at 7%, and monthly payments of $6,798 beginning December 27, 2006. The balance owing on the note at June 30, 2007 was $20,159. As a result of the default, the entire amount owing is due and payable. The note is uncollateralized and personally guaranteed by the President of the Company.

NOTE 5. - SUBSEQUENT EVENTS

On July 12, 2007, the Company’s Registration Statement on Form SB-2, relating to the resale of shares issued in its 2006/2007 private placement, was declared effective by the Securities and Exchange Commission. As a result, the Company became subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Information

This Form 10-QSB quarterly report of IntelliHome, Inc. (the “Company”) for the six months ended June 30, 2007, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the factors described in herein and in the Company’s other filings with the SEC, including the Risk Factors discussion included in the Company’s Registration Statement on Form SB-2 (SEC File No. 333-140204, declared effective July 12, 2007).

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company believes the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the Risk Factors and the financial statements for the fiscal year ended December 31, 2006 included in the Company’s Registration Statement on Form SB-2.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company’s critical accounting policies is set forth in the Company’s Registration Statement on Form SB-2. As of, and for the six months ended, June 30, 2007, there have been no material changes or updates to the Company’s critical accounting policies as compared to those described in the Company’s Registration Statement on Form SB-2.

Current Year Developments

In January 2007, we completed a private placement of units that was partially completed in 2006. As a result, we sold units comprised of 45,000 shares of common stock and 405,000 shares of Series B Convertible Preferred Stock for $45,000. We have utilized proceeds of January 2007 sale of units, along with the proceeds received from the sale of units during 2006, to support planned growth of our Home Builder Program and renewed sales growth under our security monitoring and Contract Funding programs. Specifically, we have invested in inventory and hired personnel to support increased volume in our Home Builder Program. Based on discussions with various builders, we believe that we can secure exclusive relationships with one or more large production builders within selected markets if we can demonstrate the financial ability to support substantial volume increases under our Six Month Advantage Program in which we provide six months of complimentary security monitoring services to home buyers. Additionally, we have reinstated certain employee benefit programs, including health insurance, in order to attract and retain sales personnel necessary to renew the growth in sales under our security monitoring and Contract Funding program. As a result, we hired 2 additional sales employees and 2 additional installation employees during late 2006. During the June 2007 quarter, we let go or reduced to part-time, certain of the newly hired personnel based on performance. There can be no assurance that we will be successful in securing additional builder participation, or exclusive relationships with any such builders, or that we will be successful in growing sales under our security monitoring and Contract Funding program.

In January 2007, following completion of our private placement and pursuant to the terms of that private placement, we filed a registration statement on Form SB-2 covering the resale of shares issued in the private placement. The registration statement was declared effective by the Securities and Exchange Commission on July 12, 2007 and, as a result, we are now subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934. Pursuant to the terms of our outstanding Series A Convertible Preferred Stock, during the six months ended June 30, 2007, the principal holder of shares of our Series A Preferred Stock paid $50,807 of costs associated with the SB-2 registration statement. All such amounts paid by the holder of our Series A Preferred Stock are treated as increases in paid-in capital attributable to the Series A Preferred Stock.

Results of Operations

During the six months ended June 30, 2007, we realized a net loss of $119,667 as compared to a net loss of $63,168 during the six months ended June 30, 2006.

The adverse change in operating results was principally attributable to increased operating costs associated with hiring of personnel, increased promotional activities and increases in general and administrative costs, all relating to our planned growth.

Revenue. Revenue for six months ended June 30, 2007 increased 24.7% to $503,598 from $403,852 during six months ended June 30, 2006. The principal components of revenues for the periods were as follows:

	Six Months Ended June 30,
	2006	2007
Installation Fees	$340,413	$430,730
Monitoring Fees	41,635	46,464
Contract Funding	21,804	26,404
Total	$403,852	$503,598

The increase in Installation Fees was primarily attributable to increased marketing efforts facilitated by our hiring of additional installation and marketing personnel following the receipt of funding from our 2006 Private Placement.

The increase in Contract Funding revenues was primarily attributable to a renewed emphasis on our Contract Funding business which accompanied the commencement of sales of contracts to Central Security Group. The volume of monitoring contracts eligible to be purchased by Central Security Group is greater than that under our previous arrangement with ADT Security.

The increase in monitoring fees was attributable to the renewed emphasis on generation of monitoring contracts and higher retentions of monitoring contracts resulting from a decline in contracts sold to ADT Security prior to the commencement of our relationship with Central Security Group.

Cost of Monitoring and Installation. Cost of monitoring and installation for the six months ended June 30, 2007 increased 38.9% to $224,596 from $161,683 during the six months ended June 30, 2006.

As a percentage of revenues, cost of monitoring and installation increased to 44.6% in the six months ended June 30, 2007 from 40.0% in the six months ended June 30, 2006. The increase in cost of monitoring and installation as a percentage of revenues was principally attributable to a decline in the portion of our revenues attributable to our Contract Funding business that historically has higher margins compared to our other operations

Truck Expense. Truck expense, reflecting the cost of ownership and operation of our installation and service vehicles, increased by 53.3% to $41,131 for the six months ended June 30, 2007 from $26,832 for the six months ended June 30, 2006. As a percentage of revenues, truck expense increased from 6.6% in the 2006 period to 8.2% in the 2007 period.

The increase in truck expense was principally attributable to higher gas costs and maintenance costs, the addition of a leased truck and costs arising from vehicles operated by additional personnel hired during the fourth quarter of 2006.

General and Administrative Expense. General and administrative expense increased by 100.6% to $119,880 for the 2007 period from $59,764 for the 2006 period. As a percentage of revenues, G&A increased from 14.8% in the 2006 period to 23.8% in the 2007 period.

The increase in G&A during the 2007 period was principally attributable to the commencement of certain promotional efforts and investments to support planned growth in all market segments beginning the fourth quarter of 2006 following the receipt of funding from the 2006 Private Placement. As a result of those efforts, we anticipate that our G&A will continue at an increased level during 2007.

Compensation and Benefits. Compensation and benefit expenses increased by 12.9% to $231,765 for the 2007 period from $205,308 for the 2006 period. As a percentage of revenues, compensation and benefit expenses decreased from 50.8% in the 2006 period to 46.0% in 2007.

The increase in compensation and benefit expense was principally attributable to the hiring of additional personnel and reinstating certain benefit programs during the fourth quarter of 2006 following the receipt of funding from the 2006 Private Placement in order to attract personnel to support increased sales efforts under the security monitoring and Contract Funding programs and sales and service of additional builders in our Home Builder Program. During the June 2007 quarter, we let go, or reduced to part-time, certain of the newly hired personnel for performance reasons. Accordingly, our compensation expense is expected to decline on a temporary basis but we plan to hire additional personnel to support planned growth and expect compensation expense to rise as additional personnel is hired.

Interest Expense. Interest and finance charges decreased 13.8% to $11,573 for the 2007 period from $13,433 for the 2006 period. The decrease in interest expense was attributable to decreased debt levels.

Financial Condition

Cash Position and Short-Term Liquidity. At June 30, 2007, we had a cash balance of $5,335 and a working capital deficit of $216,971 as compared to a cash balance of $77,557 and a working capital deficit of $184,473 at December 31, 2006.

Operations used cash in the amount of $82,438 during the six months ended June 30, 2007 as compared to $43,668 used in operations during the six months ended June 30, 2006. The increase in cash used in operations during the 2007 period was principally attributable to the increase in net loss during 2007 and reductions of various payables.

Our short-term financing requirements have, in recent periods, been financed primarily through short-term borrowing from our principal officer, Mark Trimble, borrowings on credit cards, borrowings under a line of credit and borrowings from a supplier. During the first six months of 2007 we paid off our existing line of credit and we are presently seeking to establish a new line of credit and we are evaluating the possible sale of a portion of our monitoring contracts to support short-term financing needs. With the receipt of funds from our 2006 private placement, cost control measures, anticipated increases in revenues and proceeds from a new line of credit and/or sales of monitoring contracts, we anticipate that we will be able to meet our short-term financing requirements without additional borrowings from affiliates notwithstanding our continuing working capital deficit. We have no commitments from Mr. Trimble, bank lenders, prospective purchasers of monitoring contracts or others to provide any additional funding that may be necessary to support operations in the near term.

Included in our short-term debt at June 30, 2007 is credit card debt in the amount of $95,713 relating, primarily, to inventory purchases. Such amounts have no formal payment terms.

Unearned Revenue on Contracts. We routinely offer security monitoring services in conjunction with our sale and installation of security systems. Contracts for security monitoring services typically range from three months to thirty-six months. Proceeds received from the sale of such contracts relating to periods for which services have not yet been provided are classified as unearned revenue on contracts and are reflected in current or non-current liabilities based on the period in which services are required to be rendered. At June 30, 2007, unearned revenue on contracts totaling $9,091 was classified as current liabilities and $1,293 was classified as non-current liabilities.

Financing Facilities. At June 30, 2007, financing of our business was provided through multiple sources, including a supplier loan and a variety of credit card lending arrangements.

At June 30, 2007, our bank line of credit had been repaid in full and we were seeking to establish a new bank line of credit.

At June 30, 2007, we had a note payable in the amount of $20,159 payable to a supplier payable in monthly installments of $6,798 and providing for interest at 7%. We were not making payments on the note, and the note was in default, at June 30, 2007. The note is unsecured and is guaranteed by our President and principal shareholder.

At June 30, 2007, we had available credit of approximately $114,000 under multiple credit card accounts, of which approximately $95,713 was borrowed, including interest. Those accounts each provide for varying interest rates and minimum monthly payments with no stated maturity.

Financing Transactions. In order to finance certain short-term requirements and to facilitate our planned growth in our Home Builder Program and efforts to grow revenues from our Contract Funding, during 2005 and 2006 and the first quarter of 2007, we entered into several transactions.

In September 2005, Mr. Trimble agreed to convert all amounts owing to him, totaling $38,400, into 2,101,645 shares of common stock, or an effective conversion price of $0.018 per share (after giving effect to the October 2005 stock split).

In September 2005, we issued a total of 2,462,832 shares of common stock (after giving effect to the October 2005 stock split) for aggregate consideration of $45,000. The proceeds from that offering were used to support working capital needs and to pay down certain debts.

In October 2005, we issued 6,000,000 shares of Series A Preferred Stock in exchange for an agreement by the purchaser to pay all expenses associated with conducting a private placement, filing a resale registration statement with the Securities and Exchange Commission and facilitating the development of a public market for our common stock, as well as preparing related corporate documents, at a total estimated cost of more than $200,000 but not to exceed $300,000.

In August 2006, we sold Units in a private placement for total net proceeds of $255,000. The Units sold in the offering consisted of an aggregate of 255,000 shares of common stock and 2,295,000 shares of Series B Preferred Stock. Subsequently, in January 2007, we received an additional $45,000 from the sale of Units resulting in the issuance of an additional 45,000 shares of common stock and 405,000 Shares of Series B Preferred Stock.

Capital Requirements. We have, in recent years, required financial support of our principal shareholder to provide necessary working capital and have, in certain instances, extended payments of suppliers beyond their normal payment terms. In order to support our plan to grow our Home Builder Program and to restore our Contract Funding revenues, we must hire sales and installation personnel and invest in inventory. In order to facilitate planned hiring, we must reactivate certain benefit plans, including our health insurance plan. We undertook various financing transactions during 2005 and 2006 to support our planned operations, including raising $345,000 of equity pursuant to the 2005 sale of stock and the 2006 private placement. We are presently undertaking efforts to establish a new bank line of credit facility and sell certain monitoring contracts to support operations. We anticipate that the financing provided by the 2005 and 2006 sales of stock, together with funds from operations, cost control measures, establishment of a new bank line of credit and selected sales of monitoring contracts, will be adequate to meet our capital requirements for at least the next 12 months, including servicing our short-term debt and investments in personnel, inventory and assets. We have no commitments, however, to provide a new bank line of credit, sell monitoring contracts or otherwise provide additional funding to support operations.

Capital Expenditures and Commitments. Our capital expenditures have historically been limited to selected purchases of vehicles, equipment and furniture to support our operations. Additionally, we have previously purchased alarm monitoring accounts and may do so in the future. During the six months ended June 30, 2007, we had no capital expenditures.

At June 30, 2007, we had no capital expenditure commitments but have budgeted approximately $2,000 for management software purchases and $25,000 for vehicles and outfitting of vehicles with tools and purchases of computers and office technology to support planned growth.

Contractual Obligations. At June 30, 2007, our contractual obligations requiring determinable future payments were limited to amounts payable under the promissory note and supplier loan as discussed above. We lease our executive offices from an unrelated third party under a month-to-month lease and lease a vehicle from our President pursuant to a lease running through September 2007. Office lease payments are presently $1,250 per month and vehicle rental payments are presently $625 per month.

In addition to the foregoing obligations, we may be subject to charge-backs from time to time based on collections and retention rates on monitoring accounts sold to monitoring service company. Moreover, we may elect to sell our rights under certain payment streams to the monitoring company subject to certain rights of the monitoring company to recover some or all payments made based on our ongoing compliance with various requirements and the actual collection results with respect to accounts covered by such arrangements. In either of those events, amounts owing to us in the future by the monitoring company may be reduced or, in the alternative, we may be obligated to repay to the monitoring company certain amounts previously paid us by the monitoring company. We have not historically experienced any material obligations to repay amounts paid, or offset future payments of, monitoring companies and no reasonable estimate can be made as to whether any such obligations will arise in the future and, if so, the amount of such obligations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at June 30, 2007.

Inflation

The Company believes that inflation has not had a significant impact on operations since inception.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer (“CEO”) who also serves as our chief financial officer. Based on this evaluation, our management, including our CEO, concluded that our disclosure controls and procedures were not effective at June 30, 2007.

During the quarter ended June 30, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

In connection with the quarterly review for the period ended June 30, 2007, our independent registered public accounting firm informed us that we have significant deficiencies constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board. The accounting firm noted that adequate segregation of duties does not exist in our financial reporting process, as our President and CEO also functioned as our CFO. The President performed these duties with assistance from a part time consultant. Accordingly, the preparation of financial statements and the related monitoring controls surrounding this process were not segregated.

PART II

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

INTELLIHOME, INC.

By:	/s/ Mark Trimble
Mark Trimble
President, Chief Executive Officer and Chief Financial Officer

Date: August 13, 2007