Form 10QSB
period 2007-09-30
IntelliHome, Inc.
filed 2007-11-13
CIK 1384139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number 333-140204

INTELLIHOME, INC.
(Exact name of small business issuer as specified in its charter)

Texas	76-0672176
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5150 Franz Road, Suite 100, Katy, Texas 77493
(Address of principal executive offices)(Zip Code)

(281) 391-4199
(Registrant's telephone number, including area code)

____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No   ☒

As of November 9, 2007, we had 24,685,000 shares of $0.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)   Yes   ☐  No   ☒

INTELLIHOME, INC.

FORM 10-QSB

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheet as of September 30, 2007	3

Statements of Operations for the three months and nine months ended September 30, 2007 and September 30, 2006	4

Statements of Cash Flows for the nine months ended September 30, 2007 and September 30, 2006	5

Notes to Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Controls and Procedures	13

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6. Exhibits	14

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTELLIHOME, INC.
BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,801
Accounts receivable, net of allowance for doubtful accounts of $1,007	56,581
Inventories	14,695
Prepaid expenses	2,403
Total current assets	96,480

PROPERTY AND EQUIPMENT	5,718

OTHER ASSETS, Purchased accounts, net	900
Total assets	$103,098

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$58,702
Credit cards payable	95,136
Payroll and other accrued liabilities	78,478
Sales tax payable	5,945
Notes payable in default	20,159
Note payable - related parties	25,000
Advance from shareholder	10,000
Unearned revenue on contracts	8,008
Total current liabilities	301,428

NON-CURRENT LIABILITIES
Unearned revenue on contracts	909
Total liabilities	302,337

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A convertible preferred stock, 6,000,000 shares authorized, issued
and outstanding, $300,000 liquidation value, no redemption value	6,000
Series B convertible preferred stock, 2,700,000 shares authorized, issued
and outstanding, $270,000 liquidation value, no redemption value	2,700
Common stock, $0.001 par value; 100,000,000 shares authorized;
21,300,000 shares issued and outstanding	21,300
Additional paid-in capital	541,854
Retained deficit	(771,093)
Total shareholders’ deficit	(199,239)
Total liabilities and shareholders’ deficit	$103,098

The accompanying notes are an integral part of these unaudited financial statements

INTELLIHOME, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
REVENUES:

Installation and monitoring revenues	$700,510	$564,906	$196,912	$161,054

EXPENSES:

Cost of monitoring and installation	299,800	244,665	75,204	80,340
Compensation and benefits	306,862	294,180	92,034	88,871
Truck expenses	54,381	36,439	15,751	11,482
Truck expenses - related party	3,750	3,750	1,250	1,875
General and administrative	184,884	79,818	48,066	27,706
TOTAL EXPENSES	849,677	658,852	232,305	210,274

LOSS FROM OPERATIONS	(149,167)	(93,946)	(35,393)	(49,220)

OTHER INCOME / EXPENSE

Interest income	377	-	-	-
Other income	10,758	-	5,455	-
Interest expense and finance charges	(17,327)	(20,251)	(5,754)	(6,818)
TOTAL OTHER EXPENSES	(6,192)	(20,251)	(299)	(6,818)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(155,359)	(114,197)	(35,692)	(56,038)

Preferred dividends accrued	(16,031)	(1,308)	(5,444)	(1,308)

NET LOSS AVAILABLE TO COMMON SHARES	$(171,390)	$(115,505)	$(41,136)	$(57,346)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Basic and diluted weighted average shares	21,297,692	21,023,476	21,300,000	21,071,880

The accompanying notes are an integral part of these unaudited financial statements

INTELLIHOME, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(155,359)	$(114,197)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,857	3,852
Non-cash expenses	103,211	28,238
Changes in operating assets and liabilities:
Accounts receivable	12,997	9,818
Inventories	1,146	7,638
Prepaid expense	(390)	(382)
Accounts payable	(31,455)	(12,149)
Credit cards payable	(2,589)	(1,216)
Payroll, sales tax and other accrued liabilities	(28,925)	(15,598)
Unearned revenue on contracts	(2,464)	(553)

NET CASH USED IN OPERATING ACTIVITIES	(99,971)	(94,549)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common and preferred stock	45,000	255,000
Advance from shareholder	10,000	-
Proceeds from related party loan	25,000	-
Principal payment on notes payable	(34,785)	(12,406)

NET CASH PROVIDED BY FINANCING ACTIVITIES	45,215	242,594

NET INCREASE (DECREASE) IN CASH	(54,756)	148,045
Cash, beginning of period	77,557	15,706
Cash, end of period	$22,801	$163,751

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$15,631	18,000
Taxes paid	-	-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in paid-in capital resulting from:
Deferred offering costs, expenses and assets paid for by a
Series A preferred shareholder	103,211	28,238
Decrease in retained earnings for preferred stock dividend	16,031	1,308
Increase in par value of preferred stock	-	640

The accompanying notes are an integral part of these unaudited financial statements

INTELLIHOME, INC.
Notes to Financial Statements
September 30, 2007
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

These financial statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2006, which are included as part of the Company’s registration statement (the “Registration Statement”) on Form SB-2 (SEC File 333-140204) declared effective July 12, 2007.

NOTE 2. - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred a loss of $155,359 for the nine months ended September 30, 2007 and had a retained deficit of $771,093 at September 30, 2007. In addition, the Company has not generated cash flows from operations for the years ended December 31, 2006 and 2005, and for the nine months ended September 30, 2007. The Company’s continued existence is dependent on its ability to attainment profitable operations and achieving a level of revenue adequate to support the Company’s cost structure. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to obtain profitable operations or additional financing to support the Company’s current operations. If management is not successful, the Company may have to substantially cut back its level of operations that could have an adverse effect on the financial position of the Company. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going concern uncertainty.

NOTE 3. - PRIVATE PLACEMENT

In January 2007, under the terms of the Private Placement Memorandum dated October 19, 2005, 45 units were sold. Each unit consisted of 1,000 shares of the Company’s Common Stock, and 9,000 shares of the Company’s Preferred Series B convertible stock. The Company received $45,000 in cash for the units sold.

NOTE 4. - PAID-IN CAPITAL

Pursuant to the terms of the subscription of the outstanding Series A Preferred Stock, during the nine months ended September 30, 2007, the principal holder of Series A Preferred Stock paid $103,211 of costs associated with the Registration Statement. Such payments resulted in increases in paid-in capital.

NOTE 5. - NOTES PAYABLE

Repayment of Line of Credit

During the nine months ended September 30, 2007, the Company repaid in full the note payable relating to its existing bank line of credit and the line of credit was terminated. The Company is undertaking efforts to establish a new bank line of credit.

Supplier Note Default

At September 30, 2007, the Company was in default on a note payable to an equipment supplier. The note was originally dated July 28, 2004 for $69,240 at 7% interest and re-negotiated on December 13, 2006, after a 14-month term of default, with a new principal amount of $46,495, interest at 7%, and monthly payments of $6,798 beginning December 27, 2006. The balance owing on the note at September 30, 2007 was $20,159. As a result of the default, the entire amount owing is due and payable. The note is uncollateralized and personally guaranteed by the President of the Company.

Affiliate Loan

During the quarter ended September 30, 2007, the Company received a $25,000 loan that was arranged through a banking arrangement of two directors of the Company. The loan is in the name of the directors, bears interest at 10.25% and is repayable in monthly installments of interest only with all unpaid principal and interest due March 19, 2008. The Company received the proceeds of the loan and agreed to pay all amounts owing under the loan as they come due.

Shareholder Loan

During the quarter ended September 30, 2007, the Company received a short-term advance of $10,000 from a shareholder. The loan had no specific repayment terms and was interest-free.

NOTE 6. - SUBSEQUENT EVENTS

Repayment of Shareholder Advance

The $10,000 short-term advance by a shareholder was repaid in October 2007.

Conversion of Preferred Stock

Subsequent to September 30, 2007, holders of an aggregate of 1,000,000 shares of the Company’s Series A Convertible Preferred Stock and 2,385,000 shares of the Company’s Series B Convertible Preferred Stock converted those shares into, and the Company issued, 3,385,000 shares of common stock. All accrued dividends on the converted Series B Convertible Preferred Stock were automatically extinguished on conversion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Information

This Form 10-QSB quarterly report of IntelliHome, Inc. (the “Company”) for the nine months ended September 30, 2007, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company’s critical accounting policies is set forth in the Company’s Registration Statement on Form SB-2. As of, and for the nine months ended, September 30, 2007, there have been no material changes or updates to the Company’s critical accounting policies as compared to those described in the Company’s Registration Statement on Form SB-2.

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

In January 2007, following completion of our private placement and pursuant to the terms of that private placement, we filed a registration statement on Form SB-2 covering the resale of shares issued in the private placement. The registration statement was declared effective by the Securities and Exchange Commission on July 12, 2007 and, as a result, we are now subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934. Pursuant to the terms of our outstanding Series A Convertible Preferred Stock, during the nine months ended September 30, 2007, the principal holder of shares of our Series A Preferred Stock paid $103,211 of costs associated with the SB-2 registration statement. All such amounts paid by the holder of our Series A Preferred Stock are treated as increases in paid-in capital attributable to the Series A Preferred Stock.

In September 2007, two of our directors arranged a loan to us in the amount of $25,000 to support operations. The directors are the borrowers under the loan facility and we received the loan proceeds and agreed to repay the loan. The loan bears interest at 10.25% and is repayable in monthly installments of interest only with all unpaid principal and interest due March 19, 2008.

In October 2007, holders of an aggregate of 1,000,000 shares of our Series A Convertible Preferred Stock and 2,385,000 shares of our Series B Convertible Preferred Stock converted those shares into, and we issued, 3,385,000 shares of common stock. All accrued dividends on the converted Series B Convertible Preferred Stock were automatically extinguished on conversion.

Results of Operations

During the nine months ended September 30, 2007, we realized a net loss of $155,359 as compared to a net loss of $114,197 during the nine months ended September 30, 2006.

The adverse change in operating results was principally attributable to increased operating costs associated with hiring of personnel, increased promotional activities and increases in general and administrative costs, all relating to our planned growth.

Revenue. Revenue for nine months ended September 30, 2007 increased 24% to $700,510 from $564,906 during nine months ended September 30, 2006. The principal components of revenues for the periods were as follows:

	Nine Months Ended September 30,
	2006	2007
Installation Fees	$476,085	$596,589
Monitoring Fees	64,065	69,285
Contract Funding	24,756	34,636
Total	$564,906	$700,510

The increase in Installation Fees was primarily attributable to increased marketing efforts facilitated by our hiring of additional installation and marketing personnel following the receipt of funding from our 2006 Private Placement. With the downturn in new housing construction as a result of disruption of the mortgage markets, our Installation Fees derived from our builder programs may be adversely affected pending a restoration of stability and growth in the new home construction market. Because we have a very small share of this market at this time we do not believe the downtown in the market has materially affected our Installation Fees to date or that the downturn will materially affect our Installation Fees in the foreseeable future. However, should the construction downtown deepen or continue over an extended period, we may experience slowing and stagnant growth in Installation Fees in the builder market.

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

Cost of Monitoring and Installation. Cost of monitoring and installation for the nine months ended September 30, 2007 increased 22.5% to $299,800 from $244,665 during the nine months ended September 30, 2006.

As a percentage of revenues, cost of monitoring and installation decreased to 42.8% in the nine months ended September 30, 2007 from 43.3% in the nine months ended September 30, 2006. The increase in cost of monitoring and installation was attributable to increased business and the decrease as a percentage of revenues was principally attributable to improved pricing from various suppliers, including Central Security Group.

Truck Expense. Truck expense, reflecting the cost of ownership and operation of our installation and service vehicles, increased by 44.6% to $58,131 for the nine months ended September 30, 2007 from $40,189 for the nine months ended September 30, 2006. As a percentage of revenues, truck expense increased from 7.1% in the 2006 period to 8.3% in the 2007 period.

The increase in truck expense was principally attributable to higher gas costs and maintenance costs, the addition of a leased truck and costs arising from vehicles operated by additional personnel hired during the fourth quarter of 2006.

General and Administrative Expense. General and administrative expense increased by 131.6% to $184,884 for the 2007 period from $79,818 for the 2006 period. As a percentage of revenues, G&A increased from 14.1% in the 2006 period to 26.4% in the 2007 period.

The increase in G&A during the 2007 period was principally attributable to the commencement of certain promotional efforts and investments to support planned growth in all market segments beginning the fourth quarter of 2006 following the receipt of funding from the 2006 Private Placement. As a result of those efforts, we anticipate that our G&A will continue at an increased level during 2007.

Compensation and Benefits. Compensation and benefit expenses increased by 4.3% to $306,862 for the 2007 period from $294,180 for the 2006 period. As a percentage of revenues, compensation and benefit expenses decreased from 52.1% in the 2006 period to 43.8% in 2007.

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

Interest Expense. Interest and finance charges decreased 14.4% to $17,327 for the 2007 period from $20,251 for the 2006 period. The decrease in interest expense was attributable to decreased debt levels.

Financial Condition

Cash Position and Short-Term Liquidity. At September 30, 2007, we had a cash balance of $22,801 and a working capital deficit of $204,948 as compared to a cash balance of $77,557 and a working capital deficit of $184,473 at December 31, 2006.

Operations used cash in the amount of $99,971 during the nine months ended September 30, 2007 as compared to $94,549 used in operations during the nine months ended September 30, 2006. The increase in cash used in operations during the 2007 period was principally attributable to the increase in net loss during 2007 and reductions of various payables, partially offset by the payment of certain expenses by a holder of our Series A Preferred Stock.

Our short-term financing requirements have, in recent periods, been financed primarily through short-term borrowing from our principal officer, Mark Trimble, borrowings on credit cards, borrowings under a line of credit, borrowings from a supplier and borrowings arranged through directors. During the first nine months of 2007 we paid off our existing line of credit, secured a $25,000 loan through two directors and we are presently seeking to establish a new line of credit and we are evaluating the possible sale of a portion of our monitoring contracts to support short-term financing needs. With the receipt of funds from our 2006 private placement, cost control measures, anticipated increases in revenues and proceeds from a new line of credit and/or sales of monitoring contracts, we anticipate that we will be able to meet our short-term financing requirements without additional borrowings from affiliates notwithstanding our continuing working capital deficit. We have no commitments from Mr. Trimble, bank lenders, prospective purchasers of monitoring contracts or others to provide any additional funding that may be necessary to support operations in the near term.

Included in our short-term debt at September 30, 2007 is credit card debt in the amount of $95,136 relating, primarily, to inventory purchases. Such amounts have no formal payment terms.

Unearned Revenue on Contracts. We routinely offer security monitoring services in conjunction with our sale and installation of security systems. Contracts for security monitoring services typically range from three months to thirty-six months. Proceeds received from the sale of such contracts relating to periods for which services have not yet been provided are classified as unearned revenue on contracts and are reflected in current or non-current liabilities based on the period in which services are required to be rendered. At September 30, 2007, unearned revenue on contracts totaling $8,008 was classified as current liabilities and $909 was classified as non-current liabilities.

Financing Facilities. At September 30, 2007, financing of our business was provided through multiple sources, including a supplier loan, a loan arranged through two directors and a variety of credit card lending arrangements.

At September 30, 2007, our bank line of credit had been repaid in full and we were seeking to establish a new bank line of credit.

At September 30, 2007, we had a note payable in the amount of $20,159 payable to a supplier payable in monthly installments of $6,798 and providing for interest at 7%. We were not making payments on the note, and the note was in default, at September 30, 2007. The note is unsecured and is guaranteed by our President and principal shareholder.

At September 30, 2007, we had available credit of approximately $114,000 under multiple credit card accounts, of which approximately $95,136 was borrowed, including interest. Those accounts each provide for varying interest rates and minimum monthly payments with no stated maturity.

At September 30, 2007, we owed $25,000 on a bank credit facility arranged by two directors from which we received loan proceeds and which we guaranteed. The loan bears interest at 10.25% and is payable in monthly installments of interest only with all unpaid principal and interest due March 19, 2008.

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

Capital Requirements. We have, in recent years, required financial support of our principal shareholder to provide necessary working capital and have, in certain instances, extended payments of suppliers beyond their normal payment terms. In order to support our plan to grow our Home Builder Program and to restore our Contract Funding revenues, we must hire sales and installation personnel and invest in inventory. In order to facilitate planned hiring, we must reactivate certain benefit plans, including our health insurance plan. We undertook various financing transactions during 2005 and 2006 to support our planned operations, including raising $345,000 of equity pursuant to the 2005 sale of stock and the 2006 private placement. During 2007, we received proceeds of a $25,000 loan arranged through two directors. We are presently undertaking efforts to establish a new bank line of credit facility and sell certain monitoring contracts to support operations. We anticipate that the financing provided by the 2005 and 2006 sales of stock, together with funds from operations, cost control measures, establishment of a new bank line of credit and selected sales of monitoring contracts, will be adequate to meet our capital requirements for at least the next 12 months, including servicing our short-term debt and investments in personnel, inventory and assets. We have no commitments, however, to provide a new bank line of credit, sell monitoring contracts or otherwise provide additional funding to support operations.

Capital Expenditures and Commitments. Our capital expenditures have historically been limited to selected purchases of vehicles, equipment and furniture to support our operations. Additionally, we have previously purchased alarm monitoring accounts and may do so in the future. During the nine months ended September 30, 2007, we had no capital expenditures.

At September 30, 2007, we had no capital expenditure commitments but have budgeted approximately $2,000 for management software purchases and $25,000 for vehicles and outfitting of vehicles with tools and purchases of computers and office technology to support planned growth.

Contractual Obligations. At September 30, 2007, our contractual obligations requiring determinable future payments were limited to amounts payable under the promissory note and supplier loan as discussed above. We lease our executive offices from an unrelated third party under a month-to-month lease and lease a vehicle from our President pursuant to a lease running through September 2007. Office lease payments are presently $1,250 per month and vehicle rental payments are presently $625 per month.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at September 30, 2007.

Inflation

The Company believes that inflation has not had a significant impact on operations since inception.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer (“CEO”) who also serves as our chief financial officer. Based on this evaluation, our management, including our CEO, concluded that our disclosure controls and procedures were not effective at September 30, 2007.

During the quarter ended September 30, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

In connection with the quarterly review for the period ended September 30, 2007, our independent registered public accounting firm informed us that we have significant deficiencies constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board. The accounting firm noted that adequate segregation of duties does not exist in our financial reporting process, as our President and CEO also functioned as our CFO. The President performed these duties with assistance from a part time consultant. Accordingly, the preparation of financial statements and the related monitoring controls surrounding this process were not segregated.

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2007, 19 holders of an aggregate of 1,000,000 shares of the Company’s Series A Convertible Preferred Stock and 2,385,000 shares of the Company’s Series B Convertible Preferred Stock converted those shares into, and the Company issued, 3,385,000 shares of common stock.

The shares were issued pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transaction did not involve a public offering. No sales were commissions were paid in connection with the issuance of the shares.

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

Date: November 9, 2007