Form 10KSB
period 2007-12-31
IntelliHome, Inc.
filed 2008-04-15
CIK 1384139

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-140204

INTELLIHOME, INC.
(Name of Small Business Issuer in its Charter)

Texas	76-0672176
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5150 Franz Road, Suite 100
Katy, Texas 77493
(Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:   (281) 391-4199

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which each is registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The Issuer’s revenues for the fiscal year ended December 31, 2007 were $887,003.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 1, 2008, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $845,000.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 1, 2008 was 25,942,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transition Small Business Disclosure Format:  Yes  ☐   No  ☒

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our activities and results, our intentions and strategies regarding future operations and transactions, our intentions and strategies regarding the formation of strategic relationships, our beliefs regarding the future success of our business, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs and expectations regarding our ability to hire and retain personnel, our beliefs regarding period to period results of operations, our expectations regarding revenues, our expectations regarding future growth and financial performance, our beliefs and expectations regarding the adequacy of our facilities, and our beliefs and expectations regarding our financial position, ability to finance operations and growth and the amount of financing necessary to support operations. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-KSB.

As used in this annual report on Form 10-KSB, unless the context otherwise requires, the terms “we,” “us,” “the company,” and “Intellihome” refer to Intellihome, Inc., a Texas corporation.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

IntelliHome, Inc., originally formed as The Jon Ashton Corporation and doing business as Advanced Protective Technology Security Services, based in Katy Texas, is a Texas corporation formed in February 2001. We provide a comprehensive range of low-voltage products and services to homeowners, builders and commercial customers to facilitate the creation and operation of the modern “smart home” or “smart building”. Our products and services include security systems, fire alarms, home theater systems, intercom systems, phone, central vacuum systems, whole house audio/video, home automation, computer networking and integrated structured cabling to facilitate state-of-the-art home and commercial technologies.

We market our products and services through multiple channels with an emphasis on the builder market but also including direct sales to consumers. We have developed a market penetration strategy to establish an initial presence and exclusivity, or near exclusivity, through contracting with builders and upselling products and services to homebuyers.

Our offices are located at 5150 Franz Road, Suite 100, Katy, Texas 77493, telephone (281) 391-4199.

History and Development

We were formed in 2001 by Mark Trimble and John Peper, veterans of the home security industry, to market security monitoring services and the installation of basic infrastructure to support monitoring services, including structured integrated cabling. Our initial focus was on building a sales and service team targeting end-users to market the monitoring services of ADT Security and the installation of related hardware.

Beginning in 2003, we expanded the scope of our product offerings implementing a home builder program designed to establish ongoing relationships with builders in the new construction market with the goals of becoming the preferred provider of structured integrated cabling and related equipment during the construction phase and establishing preferred relationships with the builders’ home buyers in order to facilitate the upselling of a comprehensive range of “smart home” products and services.

In 2004, ADT Security implemented changes to its dealer program the effect of which was to substantially limit our ability to sell the monitoring services of ADT Security. As a result, we lost substantially all of our sales force servicing that market and we experienced severe declines in our revenues from the sale of security monitoring contracts.

During 2006, we established a relationship with another security monitoring service under which that service may purchase monitoring contracts on more favorable terms than ADT Security, including acquiring contracts not meeting the revised criteria for purchase by ADT Security. With an improved Contract Funding model, we believe that the generation of Contract Funding business is once more economically viable and we have begun efforts to rebuild that business.

With the implementation of our builder program, and due to limited resources to allocate among our various operations, our end-user sales team was reduced and revenues from security monitoring contracts declined in recent years while sales to builders have grown. With the receipt of $300,000 from a private placement in late 2006 and early 2007, we began investing in inventory and hiring of sales and installation personnel in an effort to attract and service large scale builder accounts as well as to reinvigorate our security monitoring sales efforts in the end-user market.

Following completion of our 2006/2007 private placement, we filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register the resale of shares issued in, or in connection with, the private placement. The registration statement became effective and our common stock began trading on the OTC Bulletin Board in late 2007.

Industry Overview

Sales, installation and service to facilitate creation and operation of the modern “smart home” or “smart building” lies at the convergence of the developing “structured cabling” industry and the broad technologies application industry.

▪ Structured Cabling.

The structured cabling industry has developed in response to rapid technological advances and a growing demand among consumers to incorporate those technologies to create the so-called “smart home” or “smart building”. With the pending explosion of digital technology applications, the Telecommunications Industry Association (“TIA”) and the Electronic Industries Association (“EIA”), in the mid-1980s, began developing methods for cabling buildings with the intent of developing a uniform wiring system to support multi-vendor products and environments. In 1991, TIA/EIA released the first structured cabling standards for commercial building telecommunications cablings. Those standards were followed by a series of updates and addendums.

The TIA/EIA structured cabling standards define how to design, build and manage a cabling system that is structured, or designed in blocks that have specific performance characteristics, and integrated to create a unified system. During the 1990s, the initial commercial telecommunications cabling systems were reengineered and downsized for residential applications to meet the specific demands and cost parameters of consumers.

The primary market for structured cabling is in new construction, both residential and commercial. In the residential market, high-end construction, particularly custom homes, were early adopters of structured cabling. In the late 1990s and early 2000s builders of lower priced homes, including national tract builders, began installing basic structured cabling in virtually all new homes. According to a February 2003 survey, structured cabling was offered as a standard building feature by approximately 30% of the respondents and was offered as an option by approximately 49% of the respondents. Industry publications indicate that the structured cabling market has grown from approximately $123 million in 2000 to $1.4 billion in 2004. We believe that the structured cabling industry remains early in its life and expect the industry to continue to grow and the installation of structured cabling to become the de facto standard in new construction.

▪ Technology Applications.

Technology applications sales and service to serve the “smart home” or “smart building” is a diverse and evolving industry, encompassing security and safety products and services, audio/video products and services, communications products and services and home automation and convenience products and services.

Collectively, we believe these markets account for multiple billions of dollars of sales annually in the United States alone. The consumer electronics industry generally, including the “smart home” industry, is characterized by rapid innovation and intense competition as new technologies are introduced resulting in the obsolescence of relatively new technologies, shortened product life cycles and intense price competition in all but the newest technologies. We believe that demand for enhanced automation and life-style “smart home” applications will continue to grow, driven by evolving consumer technology expectations and falling prices attributable to more wide-spread sales and intense competition among all but the latest technologies. As an example, plasma televisions were largely a very high priced novelty purchased by audio/video technology buffs as recently as the early 2000s. By 2005, demand for plasma televisions had increased sharply and prices had fallen by 50% or more.

Within the security and safety products markets, we believe that the quality and cost-effectiveness of monitoring services, as well as perception regarding crime and security, are the principal factors that impact consumer spending habits. We believe the security and safety products and monitoring services market accounts for more than $1 billion of sales annually in the United States. Largely driven by the economies involved in creating monitoring centers to serve large customer bases, we believe that the monitoring market is dominated by large competitors such as ADT Security and Brinks Home Security. We believe that installers of security and safety products and marketers of monitoring services must maintain relationships with established national monitoring services in order to successfully enter the market for monitoring services.

Products and Services

We offer a comprehensive range of products and services designed to facilitate the deployment of state-of-the-art home and commercial electronics, communications and security applications. At the core of our solutions offerings is our structured integrated cabling, offering pre-packaged, custom and semi-custom wiring solutions to service all of the low-voltage products and services in both residential and commercial settings. Additionally, or in conjunction with structured integrated cabling, we offer a broad array of security and safety products and services, audio video products and services, home automation products and services and communication and networking products and services.

Principal product and service offerings include:

▪ Structured Integrated Cabling.

Structured integrated cabling solutions is a core offering. Our cabling solutions are designed to provide the essential infrastructure to support current and future advanced technology applications, including security and safety systems, audio video systems, home automation and communications and networking.

Our cabling solutions include the design and installation of structured wiring and outlets to support, in an integrated fashion, virtually all low-voltage applications in a home or commercial setting. Our cabling solutions are designed to be both versatile and adaptable to integrate, in a comprehensive and easy to use system, broad and diverse applications. Our cabling solutions can accommodate and support both current technology applications and future application additions or upgrades.

We have developed, and offer, pre-packaged cabling solutions designed to meet the needs and budgets of a range of customers. Additionally, we offer semi-custom cabling solutions based on upgrades to our pre-packaged cabling solutions to meet specific customer demands and fully custom cabling solutions for high-end customer installations and applications. Pre-packaged cabling solutions typically include providing and installing cabling in a pre-determined number of rooms with a pre-determined number of outlets to support security, audio/video, voice and data applications. Upgrades and custom solutions may include additional rooms and outlets as well as cabling to support more advanced applications such as surround sound, whole home audio, home networking and home automation.

▪ Security and Safety Systems.

Security and safety system installation and monitoring is a second core offering. We sell and install all essential home security and safety hardware, including keypads, window and door contacts, outlets, sirens, motion detectors, smoke and fire detectors and related equipment. We also sell third party monitoring services to support our security and safety system installations.

Security and safety systems installation and monitoring are offered in a variety of standard packages and on a custom basis to meet customer demands. Basic installations typically include window and door contacts and an alarm designed to detect unauthorized entry and alert the customer. Upgraded security and safety systems may include internal and external motion detectors, fire and smoke detectors, panic buttons to alert police, fire and medical personnel, video monitoring and advanced monitoring and notification.

We offer third party monitoring services on a contract basis, ranging up to three years, or on a month-to-month basis. We typically purchase third party monitoring services at negotiated bulk rates and resell those services to customers at a premium. We may hold those monitoring contracts and collect monthly monitoring fees over the life of the contracts or sell those contracts in bulk to the monitoring service provider. See “Monitoring Service Arrangements.”

▪ Audio/Video Systems.

We design, sell and install a wide range of audio/video equipment and systems including speakers, state-of-the-art audio equipment such as receivers, amplifiers and CD players, and home theater equipment such as plasma, LCD and big screen projection televisions, surround sound amplifiers and receivers and DVD and VCR players.

Audio/video equipment sales and installation products and services range from basic in-wall speakers to whole house audio and state-of-the-art home theater. Basic installations typically consist of in-wall or ceiling speakers installed in conjunction with basic structured cabling installations. Upgraded installations are typically designed to maximize the utility of the structured cabling to expand speaker installations to facilitate surround sound capabilities and whole house audio, including outdoor living areas, and to add home theater applications.

We maintain relations with multiple wholesale suppliers of name brand audio/video equipment allowing us to source at favorable pricing and resell and install at retail pricing a broad range of audio/video equipment ranging from entry-level systems to high-end state-of-the-art systems.

▪ Voice and Data Networking.

We sell and install a variety of voice and data networking and communications equipment including telephone systems, intercom systems, modems and other equipment designed to provide state-of-the-art voice and data communications throughout a house.

Voice and data networking product installations are supported by structured cabling allowing property owners to create an integrated local area network within a property to support digital phone service, shared computer peripheral equipment, Internet access and in-home monitoring and communications. Voice and data networking equipment installations are typically upgrades purchased during or shortly after construction of new housing or commercial properties.

We maintain relations with multiple wholesale suppliers of name brand voice and data networking equipment allowing us to source at favorable pricing and resell and install at retail pricing a broad range of the most popular products to the specifications of each customer.

▪ Home Automation and Convenience.

We sell and install a variety of home automation and home convenience products including advanced lighting controls - raising and dimming lights in response to pre-programmed stimuli; advanced air conditioning and heating controls - adjusting temperature at pre-programmed times or dates or in response to selected stimuli to maximize comfort and energy efficiency; other advanced controls - turning on or off ovens, fire places, faucets and other appliances; central vacuum systems - providing convenient access to a vacuum throughout a house without having to carry or push a large vacuum cleaner and provide quieter and cleaner vacuuming; and remote access devises - allowing home or business owners to access and control appliances and functions via Internet from remote locations.

Home automation and convenience product installations are supported by structured cabling and are typically upgrades purchased during or shortly after construction of new housing or commercial properties.

We maintain relations with multiple wholesale suppliers of name brand home automation and convenience equipment allowing us to source at favorable pricing and resell and install at retail pricing a broad range of the most popular products to the specifications of each customer.

Marketing and Market Strategy

Our current service market is the greater-Houston, Texas market where we presently employ two distinct market strategies characterized, generally, as our homebuilder program and our security monitoring program. Subject to the availability of funding to invest in inventory and to hire necessary sales and installation personnel, we plan to expand both of our existing market strategies within our current geographic market and, ultimately, to other major markets within Texas and surrounding states.

▪ Homebuilder Program.

Our homebuilder program is designed to create favored or exclusive status with builders in neighborhoods with the objective of creating three distinct revenue sources from each account: structured cabling and security system installation revenue from builders and security monitoring contracts and electronic systems up selling revenues from home buyers.

We have developed specific programs for production, or tract, builders and for customer builders.

We maintain relationships with a number of production builders and provide services on a negotiated basis to those builders to provide specific products and services within specified neighborhoods. Typical arrangements with production builders include:

▪	providing and installing structured cabling to support security, phones and audio/video;
▪	installation of an active security system and related equipment; and
▪	providing six months of complimentary security system monitoring.

This program, marketed as the “Six Month Advantage Program”, benefits production builders by:

▪
allowing the builder to deal with a single trade contractor instead of multiple contractors typically required to deliver the various services and at a cost that is typically less than dealing with multiple contractors;

▪	allowing builders to market homes with six months of complimentary security system monitoring; and
▪	allowing builders to avoid dealing with, and turning over home buyer information to, multiple security monitoring services that typically market aggressively in new construction neighborhoods.

Production builders agreeing to participate in the Six Month Advantage Program agree to present to their home buyers, at closing, a packet of materials explaining the Six Month Advantage Program, including the steps required to activate the six month complimentary monitoring service.

Homebuyers desiring to receive their six months of complimentary security monitoring must contact us to activate the service. At that point, our sales contact will gather data and inform the homebuyer of special offers and favorable pricing, including the offer of additional complimentary security monitoring, associated with entering into contracts for extended security monitoring.

Where we are able to establish relationships with one or more large scale production builders in a neighborhood, we believe that we will be able to effectively keep out competing sellers of security monitoring services and to establish our company as the sole, or preferred, source for security monitoring in those neighborhoods.

In addition to establishing our favored status in selling security monitoring services through production builders participating in the Six Month Advantage Program, we presently work with production builders in offering their home buyers various “smart home” features, including home entertainment, communications and home automation products. We may agree to provide to production builders, with the builders agreeing to provide to prospective home buyers, literature and other marketing materials regarding “smart home” products and applications that we offer. Builders may also maintain sales centers, model homes and other facilities to display products that we offer. Home buyers desiring to upgrade their home with various “smart home” features will either be directed to our sales team or will order products through the builder which will work with our sales team creating “up sale” opportunities in conjunction with each home sold by the builder and subject to our program.

In order to properly service production builders participating in our Six Month Advantage Program, we have established a dedicated sales, installation and service team and, subject to available funding, we plan to expand that team and to increase our inventory to facilitate the delivery of prompt and quality sales, installation and services.

We maintain a separate custom builder team to service custom construction projects. In the custom home market, we typically work closely with the builder and the homebuyer early in the construction or design process to develop a comprehensive “smart home” system tailored to the homebuyer’s specific desires. Custom systems typically carry substantially higher price tags and profit margins than production home systems. Our level of service and existing relationships with custom builders are expected to position us favorably to sell electronics and security monitoring to customers of those builders in addition to our installation of structured integrated cabling.

▪ Security Monitoring Program.

We have established security monitoring accounts with over 2,300 clients. As a result of adverse changes to our ADT Security dealer program, limited financial resources and the roll out of our homebuilder program, we downsized our sales team and have conducted limited end-user sales activities under our security monitoring program since July 2004.

With the establishment of an alternative security monitoring service and receipt of funding from our 2006/2007 private placement, we are selectively increasing our sales and marketing efforts under our security monitoring program, including hiring additional sales and installation personnel and implementing additional marketing initiatives to increase our name recognition and market exposure. At December 31, 2007, our sales of monitoring services were conducted principally by Mark Trimble, John Peper and one part-time sales consultant. During 2007, we sold approximately 60 monitoring contracts, or an average five new accounts monthly.

▪ Other Market Strategies and Plans.

In addition to our core market strategies, being our homebuilder program and our security monitoring program, we have developed various complimentary or related market strategies and plans that we plan to pursue, subject to further refinement and review and availability of funding, including:

▪	establishment of a commercial team to market and provide services to large commercial properties, particularly in the areas of security, fire, access and surveillance systems;
▪	upgrade of marketing materials including literature and web site to better present our products and services;
▪	opening of strategically located showrooms to better demonstrate our products and services;
▪	acquisition of existing cabling and security companies in targeted high growth markets; and
▪	expansion into other markets in Texas and surrounding states with high building activity.

All of the foregoing plans, and our existing marketing efforts, are supplemented by our:

▪	responsive customer service and product support;
▪	knowledgeable and experienced sales staff that undergo ongoing education in the latest technological advances;
▪	efficient job installation; and
▪	reputation for quality products and services

Customers

Our present customers are generally categorized as residential and commercial end-users and builders.

End-users are typically residential owners, and to a lesser extent commercial property owners or tenants, that have contracted for security monitoring services, some of whom may have also contracted for the installation of hardware to support security monitoring services or other audio/video, communications or home automation products. Builder customers are typically tract and custom residential builders, and to a lesser extent commercial builders, that have contracted for our installation of structured integrated cabling, including in many instances installation of alarm equipment, outlets and other basic hardware, to facilitate their offering of “smart home” features.

At December 31, 2007, we had approximately 310 active end-user security monitoring accounts and 16 builders for which we provide regular installation of structured integrated cabling and related products.

Monitoring Service Arrangements

While we sell and install security and safety systems and sell alarm monitoring services, we do not presently provide alarm monitoring service. Instead, we contract for the delivery of alarm monitoring services by third party alarm monitoring companies. Under those arrangements, we typically negotiate favorable pricing for alarm monitoring based on volume purchasing and resell monitoring services to consumers.

At April 1, 2008, we had arrangements with two alarm monitoring services, Central Security Group - Nationwide, a national monitoring and home security company, and Tutor Security, a regional monitoring company. Monitoring services are typically sold under contracts with terms of up to three years although short-term service arrangements may be offered in select circumstances. The monitoring company provides all ongoing monitoring and related security services under monitoring contracts.

We previously sold security monitoring contracts under an Authorized Dealer Agreement with ADT Security. During 2004, ADT Security substantially modified the terms of its dealer program, altering its account criteria such that, among other things, customers were subject to much more stringent qualification criteria and higher minimum fees. As a result of those changes, our production of monitoring contracts eligible for sale to ADT Security declined by approximately 90%. Our Authorized Dealer Agreement with ADT Security expired in December 2006 and was terminated in March 2008.

During 2006, we entered into an Agreement for Ongoing Purchase and Sale of Installed Monitoring Contracts with Central Security Group. Under the agreement, we became a non-exclusive authorized dealer with the authority to solicit and sell monitoring contracts on behalf of Central Security Group and providing that all qualifying monitoring accounts will be sold to and purchased by Central Security Group. Qualified accounts are purchased and sold for a multiple of the monthly billing rate based on guidelines established by Central Security Group. All payments with respect to accounts sold to Central Security Group are subject to certain chargebacks in the event purchased accounts are canceled or become non-performing. The agreement terminates in 2009 subject to automatic renewal for additional one-year periods unless terminated by either party and subject to the rights of Central Security Group to terminate based on certain performance criteria.

We also maintain a monitoring services arrangement with Tutor Security, Inc. Pursuant to that arrangement, we may purchase from time to time monitoring services for our customers. We utilize the monitoring services of Tutor Security for accounts that are not eligible accounts required to be sold to another monitoring company.

Competition

The market for in-home and commercial security systems and advanced audio/video, communications and home automation and convenience products is highly competitive. There are no substantial barriers to entry and we expect that competition will intensify. Suppliers of similar and competing products include a broad array of specialty electronics stores, large electronics retailers and a variety of small companies offering security, electronic and other products in conjunction with various service offerings. Many of our competitors have substantially greater financial, technical and marketing resources and greater name recognition.

We believe that the principal competitive factors in our market are price, service and range of products and services. We differentiate our products and services through the offering of comprehensive integrated solutions including structured cabling and superior service.

Within the greater-Houston builder market, our primary target market for structured cabling, we believe that competition is limited with one principal competitor, Ranger American, and a few smaller companies, such as On Duty, offering a similar range of end-to-end bundled products and services including structured cabling. Electricians and other building trades may offer various wiring and component installation services to builders.

In the event that competitors, including new competitors and existing competitors expanding their offerings, enter our target markets, particularly the offering of end-to-end bundled solutions through the builder market, we may face significant price competition. Although we believe that we are favorably positioned to compete in our principal markets, there is no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

Regulation

Certain aspects of our operations are subject to various government regulations.

In particular, our security systems installation and sales operations are subject to regulation by the Texas Private Security Bureau. Under those regulations, the Private Security Bureau oversees various aspects of the security industry, including the sale, installation and monitoring of alarm systems. Those regulations require, among other things, that companies and individuals engaged in the sale, installation and monitoring of alarm systems complete certain minimum training requirements, register with the Bureau, hold appropriate licenses and comply with various operating rules. We, and our alarm sales and installation personnel, hold all required licenses and have completed, and will complete, all required training to engage in the alarm sales and installation business. Failure to comply with any of the licensing, training or operating rules of the Bureau could result in termination of our right to sell and install alarm systems. Moreover, the Bureau may impose additional requirements or fees that could create a burden on us that could result in our being unable to operate in the alarm sale and installation market on a profitable basis or at all.

Our cabling installation and other installation services may also be subject to various building codes and regulations imposed by various local and municipal governments and authorities in the localities and developments in which we provide such services. Such building codes and regulations may require us to obtain various permits, comply with certain standards and undergo inspections in connection with installations. Such requirements may vary widely among developments and municipalities in which we operate creating confusion and risk of non-compliance. Moreover, compliance with such regulations may result in increased costs, delays in commencement or completion of services and the need to modify completed installations.

Our installation services and other activities may also be subject to various worker health and safety regulations and transportation regulations. Those regulations set certain standards for health and safety conditions in the workplace as well as standards for the operation of vehicles used in transporting materials. Any violation of those regulations could lead to fines, penalties and governmental orders to remedy non-compliance with those rules. We have adopted certain health, safety and vehicle operation guidelines for our employees in an effort to assure compliance with applicable regulations in those regards. However, regulations affecting health, safety and vehicle operation are subject to change from time to time in the future and there can be no assurance that our operations will not be adversely impacted in the future by any such changes.

Our operations are, as of April 1, 2008, limited primarily to the greater-Houston, Texas market. In the event of expansion into other markets, both within and outside of Texas, we may be subject to similar, additional or more burdensome regulations imposed by state and local governmental authorities, all of which could adversely affect our operations.

Employees

At December 31, 2007, we had 12 full time employees. We intend to recruit and hire additional sales and installation personnel and administrative personnel as appropriate to support our proposed operations going forward and subject to the availability of adequate funding. We intend to evaluate and adopt certain standard employee benefits in order to attract and retain qualified personnel.

None of our current employees are represented by labor unions or are subject to collective bargaining agreements. We believe that our relations with our employees are excellent.

ITEM 2.	DESCRIPTION OF PROPERTY

Our executive offices are located in 1,500 square feet of office/warehouse space at 5150 Franz Rd., Suite 100, Katy, Texas 77493. Such space is held pursuant to a month-to-month lease providing for monthly rental payments of $1,250. Such facilities house our executive offices as well as all sales and support functions. We believe that our present facilities need to be expanded in order to accommodate additional inventory to support planned growth.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to legal proceedings from time to time in the ordinary course of our business. As of December 31, 2007, we were not aware of any pending or threatened legal proceedings that could, in management’s opinion, have a material adverse impact on our business, assets or operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock commenced trading on the OTC Bulletin Board (“OTCBB”) under the symbol “IHME” in October 2007. The following table sets forth the range of high and low sales prices on the OTCBB for each quarter since the commencement of trading.

	High	Low

Calendar Year 2007
Fourth Quarter	$0.51	$0.07

At April 1, 2008, the closing price of the common stock on OTCBB was $0.14.

As of April 1, 2008, there were approximately 470 holders of our common stock.

We have not paid any cash dividends since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our board of directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS

General

We are engaged in the sale, installation and servicing of “smart home” products and services, including security systems, fire alarms, home theater systems, intercom systems, phone, central vacuum systems, whole house audio/video, home automation, computer networking and integrated structured cabling to facilitate state-of-the art home and commercial technologies.

Our principal focus, historically, has been the sale of security monitoring services and related security systems and, in recent years, the installation of integrated structured cabling to support advanced home network technologies.

Our revenues are derived principally from:

▪	security system monitoring fees (“monitoring fees”);
▪	sale of monitoring fee contracts (“contract funding”); and
▪
sale and installation of integrated structured cabling, and related outlets and equipment, to builders (“commercial installation fees”) and consumers (“consumer installation fees”), including advanced home and commercial electronics and hardware (including advanced security, fire, access and surveillance systems, home theater systems, intercom systems, vacuum systems, phone systems, whole house audio/video, home automation systems and computer networking appliances) (collectively, “installation fees”).

Monitoring fees are derived from direct sales to consumers of security system monitoring service and are recurring fees separate from one time consumer installation fees derived from initial installation of security hardware. Consumers typically enter into three-year contracts for monitoring service and pay a monthly fee for ongoing monitoring service, although shorter contracts may be entered subject to higher monthly fees. We act as principal in the monitoring contracts, and not as a commissioned agent, and retain all rights and responsibility under the contracts for delivering monitoring service and billing and collecting monitoring fees. We, in turn, buy services of third party monitoring service companies to provide actual security system monitoring.

Contract funding revenues are derived from the sale of security system monitoring contracts to monitoring service companies. We offer substantially all monitoring contracts for sale to the contracted monitoring company. The applicable monitoring service typically establishes criteria with respect to monitoring contracts they will purchase. Such criteria typically include minimum monthly monitoring charges, minimum duration of monitoring contracts and minimum customer credit scores. Where a contract satisfies the established purchase criteria, the monitoring company may, at its option, purchase each of the monitoring contracts for an initial fee which is a multiple of the monthly monitoring fee based on volume, quality and experience guidelines established by the monitoring company. Initial payments from monitoring companies for purchased contracts are subject to chargebacks in the event that purchased contracts are canceled or become non-producing within a specified period, typically ranging from three months to one year. A portion of the purchase price of contracts sold will be held back at purchase to fund potential chargebacks. The applicable holdback is a percentage based principally on the chargeback experience as adjusted over time. If contracts are terminated or become non-performing within the prescribed period, funds held back by the monitoring company are applied against the chargeback amount and any excess chargebacks are recovered through future holdbacks or payment of the deficiency. As the period over which chargebacks may apply lapses, the required holdback is adjusted and any excess amounts held back are remitted to us. In addition to the initial payments received from the sale of monitoring contracts, where contracts continue to be in place after a prescribed period, typically three years, we are entitled to receive monthly revenue sharing fees based on a percentage of revenues collected with the percentage varying based on various criteria relating, primarily, to the volume of contracts sold to the monitoring services and continuing in force. We have historically experienced minimal chargebacks on monitoring contracts sold. Similarly, we have historically received minimal revenue sharing fee payments following the initial payments relating to contracts remaining in place beyond prescribed periods.

Because the upfront cost of generating monitoring contracts eligible for sale to a monitoring company often represent as much as two years of potential monitoring revenues under a contract, the sale of contracts to monitoring companies historically served as a key financing source allowing us to recover upfront costs and realize a profit on a contract at the time of sale instead of over the life of a contract and allowing us to reinvest the proceeds from sale of those contracts to generate additional contracts.

Revenues from contracts retained by us and not sold to the monitoring company are classified as monitoring fees while payments from the sale of contracts to monitoring companies are classified as contract funding revenues.

Installation fees are derived from the sale and installation of basic monitoring hardware (e.g., keypads, window and door contacts, outlets, sirens, motion detectors and related equipment), integrated structured cabling and related outlets and equipment. We sell installation services and related hardware to, or through, production builder, custom and semi-custom builders, and derive commercial installation fees from such sales, and direct to consumers from which we derive consumer installation fees. We typically sell to production, or tract, builders pre-packaged cabling solutions based on pre-determined numbers of rooms and outlets and hardware with semi-custom solutions being offered as add-ons to pre-packaged solutions. We typically sell to custom builders custom cabling solutions designed to the specifications of the builder and homebuyer prior to commencement of, or early in the process of, construction. Builders pay standard prices for pre-packaged cabling solutions, which prices may reflect volume and other negotiated discounts or mark-ups. Custom and semi-custom cabling solutions are paid by builders based on negotiated pricing. Direct sales to customers, and receipt of consumer installation fees, are typically limited to sales of equipment in conjunction with the sale of security monitoring services and, in select cases, sales of equipment upgrades in connection with builder contracts. Equipment delivered pursuant to installation contracts includes upgrades requested by a builder or consumer as reflected in the installation contract and may include enhanced security systems, vacuum systems, home theater systems, home automation systems and similar products. Installation contracts, including both commercial and consumer contracts, typically are of a short duration, in most instances one or two days, and provide for payment for all cabling, equipment and related services in a single payment based on completion of delivery of the contracted products and services. In limited instances, installation contracts may provide for multiple deliverables and multiple payments.

Our operating expenses relate primarily to:

▪           cost of monitoring;
▪           cost of installation;
▪           compensation and benefits;
▪           truck expenses; and
▪           general and administrative costs.

Cost of monitoring consists principally of amounts paid to monitoring companies for the provision of monitoring services with respect to security monitoring contracts not purchased by the monitoring company. Monitoring costs are based on standardized fee schedules or negotiated rates.

Cost of installation consists principally of cost of cabling, hardware and equipment purchased for resale to customers and for builder pre-packaged custom solutions. Cabling, hardware and equipment are purchased from wholesale suppliers. We maintain relationships with various wholesale suppliers and attempt to negotiate favorable pricing for products based on volume purchases. Hardware and equipment representing upgrades to standard installation packages is typically not held in inventory but is purchased as necessary to fill specific installation contracts.

Compensation and benefits consist of salary, wages, commissions and benefits paid to installation, service, maintenance, office personnel and sales personnel.

Truck expenses consist of fuel, insurance, maintenance, lease costs and depreciation associated with operation of our fleet of vehicles utilized in installation, service and sales.

General and administrative expenses include office expenses including rent, utilities, maintenance, supplies and taxes, professional fees, insurance and other corporate overhead.

Operating Developments and Plans

From inception in 2001 until 2003, our operations were focused on direct sales of security monitoring services of ADT Security. During that period, we sold the bulk of our monitoring contracts to ADT Security with the funds provided by the sale of those contracts providing our primary source of financing to support and grow our business.

In 2004, ADT Security modified its dealer program, increasing fees and customer standards for purchased contracts and substantially reducing available sales commissions for non-purchased contracts. Those modifications substantially altered the terms of monitoring contracts eligible to be purchased by ADT, requiring, among other things, that eligible contracts be priced at higher levels and customers have substantially higher credit scores than those previously required for eligible contracts. A substantial majority of the contracts we had historically sold to ADT did not satisfy the modified criteria of ADT. As a result of such modifications, the volume of monitoring contracts generated and eligible to be sold to ADT Security dropped by nearly 90% from 2004 to 2005, our ADT Security related sales force was substantially eliminated and the ongoing production of monitoring contracts for sale to ADT Security became no longer economically viable.

Because we have historically lacked the resources to carry the cost of generating eligible contracts and recoup that cost over the life of a contract, we were unable to transition contracts that would previously have been sold to ADT into retained contracts. As a result, our overall volume of monitoring contracts generated dropped dramatically following the changes to the ADT dealer program.

In 2003 we began to focus on the development of our Home Builder Program as a principal growth vehicle. With the adverse changes to our ADT Security business and the shift in our focus away from direct sales of security monitoring services and to our Home Builder Program, our sales of security monitoring contracts further flattened and the volume of contracts sold to ADT Security further declined. Additionally, in order to establish and grow our Home Builder Program, we devoted personnel and resources, including investing in inventory, to support our Home Builder Program. As a result of the decline in sale of monitoring contracts to ADT Security and investments in our Home Builder Program, we implemented certain cost reduction measures including terminating certain employee benefit programs, including our health insurance program. The elimination of our health insurance program and other employee benefit programs adversely affected our ability to hire and retain sales personnel which, in turn, resulted in curtailed sales activity and results in our ADT Dealer Program.

During 2006, we established a relationship with another security monitoring service under which that service may purchase monitoring contracts on more favorable terms than ADT Security, including acquiring contracts not meeting the current criteria for purchase by ADT Security. With an improved contract funding model, we believe that the generation of contract funding business is once more economically viable and we have begun efforts to rebuild that business.

In August 2006, we completed the private placement of units of common stock and Series B Convertible Preferred Stock. We received net proceeds of $255,000 from the 2006 private placement. In January 2007, we sold additional units for $45,000. We have utilized proceeds of the private placement to support planned growth of our Home Builder Program and renewed sales growth under our security monitoring and contract funding programs. Specifically, we have invested in inventory and hired personnel to support increased volume in our Home Builder Program. Based on discussions with various builders, we believe that we can secure exclusive relationships with one or more large production builders within selected markets if we can demonstrate the financial ability to support substantial volume increases under our Six Month Advantage Program in which we provide six months of complimentary security monitoring services to home buyers. Additionally, we have reinstated certain employee benefit programs, including health insurance, in order to attract and retain sales personnel necessary to renew the growth in sales under our security monitoring and contract funding program. As a result, we hired 2 additional sales employees and 2 additional installation employees during late 2006. During the second quarter of 2007, we let go or reduced to part-time certain of the newly hired personnel based on performance. There can be no assurance that we will be successful in securing additional builder participation in our Home Builder Program, or exclusive relationships with any such builders, or that we will be successful in growing sales under our security monitoring and contract funding program.

In January 2007, following completion of our private placement and pursuant to the terms of that private placement, we filed a registration statement on Form SB-2 covering the resale of shares issued in the private placement. The registration statement was declared effective by the Securities and Exchange Commission on July 12, 2007 and, as a result, we are now subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934. Pursuant to the terms of our outstanding Series A Convertible Preferred Stock, during 2007, the principal holder of shares of our Series A Preferred Stock paid $114,585 of costs associated with the SB-2 registration statement. All such amounts paid by the holder of our Series A Preferred Stock are treated as increases in paid-in capital attributable to the Series A Preferred Stock.

In September 2007, two of our directors arranged a loan to us in the amount of $25,000 to support operations. The directors are the borrowers under the loan facility and we received the loan proceeds and agreed to repay the loan. The loan bears interest at 10.25% and is repayable in monthly installments of interest only. The loan was originally due March 19, 2008. During the first quarter of 2008, the principal balance of the loan was reduced by $2,500 and the loan was renewed with an extended maturity date of September 19, 2008.

In November 2007, a shareholder loaned the company $25,000 with interest accruing at 8% and the loan being payable in full with interest on February 26, 2008. During the first quarter of 2008, the loan was extended to May 26, 2008.

During 2007, holders of an aggregate of 1,300,000 shares of our Series A Convertible Preferred Stock and 2,475,000 shares of our Series B Convertible Preferred Stock converted those shares into, and we issued, 3,775,000 shares of common stock. All accrued dividends on the converted Series B Convertible Preferred Stock were automatically extinguished on conversion.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements. Those financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America except as indicated in the notes to the accompanying financial statements. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. The following describes the critical accounting policies used in reporting our financial condition and results of operations.

Revenue Recognition

Our products and services are generally sold based upon purchase orders or contracts with our customers that do not have right of return provisions or other significant post-delivery obligations. We recognize revenue from product sales when title passes to the customer, the customer assumes the risks and rewards of ownership and collectibility is reasonably assured. Service revenue is recognized when the services are rendered and collectibility is reasonably assured.

For contracts containing multiple deliverables, we analyze each activity within the contract to ensure that we adhere to the separation guidelines of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and the revenue recognition guidelines of Staff Accounting Bulletin No. 104, “Revenue Recognition.” For service-only contracts and service elements of multiple deliverable arrangements, service fees are recognized only when defined and awarded by the customer.

Our revenues are generally characterized as installation fees, monitoring fees and contract funding fees. Consumer installation fees and monitoring fees arising from the sale to consumers of security monitoring services and related equipment installation are treated as separate units of accounting in accordance with EITF 00-21 with consideration allocated to these separate units of accounting using the relative fair value method. Each relates to a distinct activity that is priced separately, has value to the customer on a standalone basis and can be acquired from multiple vendors.

Installation fees arise from contracts or purchase orders to supply and install integrated cabling, related outlets and equipment to builders and to consumers. Installation contracts and purchase orders typically provide for a single price for all cabling, outlets and equipment supplied and installed, including the actual installation services. Installation contracts and purchase orders are typically of a very short duration, requiring one to two days for completion. We recognize revenues from installation contracts using the completed contract method of accounting with revenue recognized when installation services are completed. Installation fees accounted for under the completed contract method represented 80% of revenues during 2007.

Monitoring fees arise from security monitoring contracts retained by us and typically involve payment of a fixed monthly fee for monitoring services over the term of the applicable contract (typically 3 to 36 months). Monitoring fees are recognized monthly as services are provided pursuant to the terms of customer contracts.

Contract funding revenue arises from the sale of monitoring contracts to a monitoring company. Contracts are typically sold to monitoring companies for a fixed upfront fee that is a multiple of the monthly monitoring fee based on volume, quality and experience guidelines established by the monitoring company. The upfront payment is subject to chargebacks in the event that purchased contracts are canceled or become non-producing within a specified period, typically ranging from three months to one year. A portion of the purchase price of contracts sold will be held back at purchase to fund potential chargebacks. The hold back is periodically released to the monitoring company or to us based on actual chargebacks and the lapse of the chargeback period. In addition to the initial payments received from the sale of monitoring contracts, where contracts continue to be in place after a prescribed period, typically three years, we are entitled to receive monthly revenue sharing fees based on a percentage of revenues collected with the percentage varying based on various criteria relating, primarily, to the volume of contracts sold to the monitoring services and continuing in force. We have historically experienced minimal chargebacks on monitoring contracts sold. Similarly, we have historically received minimal revenue sharing fee payments following the initial payments relating to contracts remaining in place beyond prescribed periods. Upon sale of a contract, we recognize the full purchase price of the contract as revenue in the amount equal to the cash received plus the amount of the holdback that is recorded as an account receivable. Chargebacks are charged against the account receivable. Revenue sharing fees are recognized as revenue when the amount of such fees becomes fixed and determinable under the terms of the contract.

Long-Lived Assets

Assets held and used, including property, plant and equipment and intangible assets, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test is performed based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. Impairments to long-lived assets to be disposed of are recorded based upon the fair value of the applicable assets. Since judgment is involved in determining the fair value and useful lives of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses on existing accounts receivable. We review our allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2007, we had an allowance for doubtful accounts of $502.

Results of Operations

Revenue

Revenue for 2007 increased 16.9% to $887,003 from $759,075 during 2006. The principal components of revenues for the periods were as follows:

	2007	2006
Installation fees	$712,823	$626,581
Monitoring fees	93,515	87,047
Contract funding	45,141	25,610
Other	35,524	19,837
Total	$887,003	$759,075

The increase in installation fees was primarily attributable to increased marketing efforts facilitated by our hiring of additional installation and marketing personnel following the receipt of funding from our private placement. With the downturn in new housing construction as a result of disruption of the mortgage markets, our installation fees derived from our builder programs may be adversely affected pending a restoration of stability and growth in the new home construction market. Because we have a very small share of this market at this time, and because the greater-Houston housing market has been relatively stable compared to other markets, we do not believe the downturn in the market has materially affected our installation fees to date. However, should the construction downturn deepen or continue over an extended period, we may experience slowing and stagnant growth in installation fees in the builder market.

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

Cost of Monitoring and Installation

Cost of monitoring and installation for 2007 increased 11.9% to $381,416 from $340,812 during 2006.

As a percentage of revenues, cost of monitoring and installation decreased to 43.0% in 2007 from 44.9% in 2006. The increase in cost of monitoring and installation was attributable to increased business and the decrease as a percentage of revenues was principally attributable to improved pricing from various suppliers, including Central Security Group.

Truck Expense

Truck expense, reflecting the cost of ownership and operation of our installation and service vehicles, decreased by 1.6% to $76,539 for 2007 from $77,795 for 2006. As a percentage of revenues, truck expense decreased from 10.2% in 2006 to 8.6% in 2007.

The decrease in truck expense was principally attributable to reduced maintenance costs, partially offset by higher gas costs, the addition of a leased truck and costs arising from vehicles operated by additional personnel hired during the fourth quarter of 2006.

General and Administrative Expense

General and administrative expense increased by 28.9% to $221,837 for 2007 from $172,112 for 2006. As a percentage of revenues, G&A increased from 22.7% in 2006 to 25.0% in 2007.

The increase in G&A during 2007 was principally attributable to the commencement of certain promotional efforts and investments to support planned growth in all market segments beginning the fourth quarter of 2006 following the receipt of funding from the 2006 private placement and the commencement of our reporting requirements as a public company. As a result of those efforts, we anticipate that our G&A will continue at an increased level for the foreseeable future.

Compensation and Benefits

Compensation and benefit expenses increased by 6.4% to $417,264 for 2007 from $392,086 for 2006. As a percentage of revenues, compensation and benefit expenses decreased from 51.7% in 2006 to 47.0% in 2007.

The increase in compensation and benefit expense was principally attributable to the hiring of additional personnel and reinstating certain benefit programs during the fourth quarter of 2006 following the receipt of funding from the 2006 private placement in order to attract personnel to support increased sales efforts under the security monitoring and contract funding programs and sales and service of additional builders in our Home Builder Program. During the second quarter of 2007, we let go, or reduced to part-time, certain of the newly hired personnel for performance reasons. Accordingly, our compensation expense declined on a temporary basis during the second half of 2007 but we plan to hire additional personnel to support planned growth and expect compensation expense to rise as additional personnel is hired.

Interest Expense

Interest and finance charges decreased 14.7% to $23,518 for 2007 from $27,571 for 2006. The decrease in interest expense was attributable to decreased debt levels.

Financial Condition

Cash Position and Short-Term Liquidity

At December 31, 2007, we had a cash balance of $10,946 and a working capital deficit of $265,265 as compared to a cash balance of $77,557 and a working capital deficit of $184,473 at December 31, 2006.

Operations used cash in the amount of $123,513 during 2007 as compared to $166,047 used in operations during 2006. The decrease in cash used in operations during 2007 was principally attributable to the decrease in net loss during 2007, the payment of certain operating costs by a shareholder and reductions of accounts receivable, partially offset by reductions of various payables.

Our short-term financing requirements have, in recent periods, been financed primarily through short-term borrowing from our principal officer, Mark Trimble, borrowings on credit cards, borrowings under a line of credit, borrowings from a supplier and borrowings arranged through directors and a shareholder. During 2007 we paid off our existing line of credit, secured a $25,000 loan through two directors, secured a $25,000 loan from a shareholder and undertook efforts to establish a new line of credit and evaluate the possible sale of a portion of our monitoring contracts to support short-term financing needs. During the first quarter of 2008, we received $83,000 from the sale of a portfolio of 135 monitoring contracts. While the receipt of funds from our 2006 private placement, cost control measures, increases in revenues and proceeds from a new line of credit supported operations during 2007, we anticipate that we will require additional financing from the sale of debt or equity securities or the sale of monitoring contracts or increased revenues and decreased costs to support operations during 2008. We have no commitments from Mr. Trimble, bank lenders, prospective purchasers of monitoring contracts or others to provide any additional funding that may be necessary to support operations in the near term.

Included in our short-term debt at December 31, 2007 is credit card debt in the amount of $97,179 relating, primarily, to inventory purchases. Such amounts have no formal payment terms.

Unearned Revenue on Contracts

We routinely offer security monitoring services in conjunction with our sale and installation of security systems. Contracts for security monitoring services typically range from three months to thirty-six months. Proceeds received from the sale of such contracts relating to periods for which services have not yet been provided are classified as unearned revenue on contracts and are reflected in current or non-current liabilities based on the period in which services are required to be rendered. At December 31, 2007, unearned revenue on contracts totaling $8,301 was classified as current liabilities and $624 was classified as non-current liabilities.

Financing Facilities

At December 31, 2007, financing of our business was provided through multiple sources, including a supplier loan, a loan arranged through two directors, a shareholder loan and a variety of credit card lending arrangements.

At December 31, 2007, our bank line of credit had been repaid in full and we were seeking to establish a new bank line of credit.

At December 31, 2007, we had a note payable in the amount of $20,159 payable to a supplier payable in monthly installments of $6,798 and providing for interest at 7%. We were not making payments on the note, and the note was in default, at December 31, 2007. The note is unsecured and is guaranteed by our president.

At December 31, 2007, we had available credit of approximately $114,000 under multiple credit card accounts, of which approximately $97,179 was borrowed, including interest. Those accounts each provide for varying interest rates and minimum monthly payments with no stated maturity.

At December 31, 2007, we owed $25,000 on a bank credit facility arranged by two directors from which we received loan proceeds and which we guaranteed. The loan bears interest at 10.25% and is payable in monthly installments of interest only. The loan was originally due March 19, 2008. During the first quarter of 2008, the principal balance of the loan was reduced by $2,500 and the loan was renewed with an extended maturity date of September 19, 2008.

At December 31, 2007, we owed $25,000 under a note payable to a shareholder. The loan bears interest accruing at 8%. The loan was originally payable in full with interest on February 26, 2008. During the first quarter of 2008, the loan was extended to May 26, 2008.

Private Placement

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

Proceeds from the private placement have been utilized to meet working capital needs and to facilitate planned growth in our Home Builder Program and efforts to grow revenues from contract funding.

Capital Requirements

We have, in recent years, required financial support of our principal shareholder to provide necessary working capital and have, in certain instances, extended payments of suppliers beyond their normal payment terms. In order to support our plan to grow our Home Builder Program and to restore our contract funding revenues, we must hire sales and installation personnel and invest in inventory. In order to facilitate planned hiring, we must reactivate certain benefit plans, including our health insurance plan. We undertook various financing transactions during 2006 and 2007 to support our planned operations, including raising $300,000 of equity pursuant to the 2006/2007 private placement. During 2007, we received proceeds of a $25,000 loan arranged through two directors and $25,000 loaned by a shareholder. During the first quarter of 2008, we received $83,000 from the sale of a portfolio of monitoring contracts. We are presently undertaking efforts to establish a new bank line of credit facility and sell additional monitoring contracts to support operations. We anticipate that we will require additional financing from the sale of debt or equity securities, establishment of new credit facilities, sale of monitoring contracts or improved operations to meet our capital requirements for the next 12 months, including servicing our short-term debt and investments in personnel, inventory and assets. We have no commitments, however, to provide a new bank line of credit, sell monitoring contracts or otherwise provide additional funding to support operations.

Capital Expenditures and Commitments

Our capital expenditures have historically been limited to selected purchases of vehicles, equipment and furniture to support our operations. Additionally, we have previously purchased alarm monitoring accounts and may do so in the future. During 2007, we had no capital expenditures.

At December 31, 2007, we had no capital expenditure commitments but have budgeted approximately $2,000 for management software purchases and $25,000 for vehicles and outfitting of vehicles with tools and purchases of computers and office technology to support planned growth.

Contractual Obligations.

At December 31, 2007, our contractual obligations requiring determinable future payments were limited to amounts payable under the promissory notes and supplier loan as discussed above. We lease our executive offices from an unrelated third party under a month-to-month lease and lease a vehicle from our president pursuant to a lease running through September 2010. Office lease payments are presently $1,250 per month and vehicle rental payments are presently $625 per month.

In addition to the foregoing obligations, we may be subject to charge-backs from time to time based on collections and retention rates on monitoring accounts sold to monitoring service companies. Moreover, we may elect to sell our rights under certain payment streams to the monitoring company subject to certain rights of the monitoring company to recover some or all payments made based on our ongoing compliance with various requirements and the actual collection results with respect to accounts covered by such arrangements. In either of those events, amounts owing to us in the future by the monitoring company may be reduced or, in the alternative, we may be obligated to repay to the monitoring company certain amounts previously paid us by the monitoring company. We have not historically experienced any material obligations to repay amounts paid, or offset future payments of, monitoring companies and no reasonable estimate can be made as to whether any such obligations will arise in the future and, if so, the amount of such obligations.

Off-Balance Sheet Arrangements

We do not have any guarantees or off-balance sheet arrangements.

Inflation

Inflation has historically not had a material effect on our operations.

ITEM 7.	FINANCIAL STATEMENTS

Our financial statements, together with the independent accountant’s report thereon of Thomas Leger & Co., L.L.P., appear immediately after the signature page of this report. See “Index to Financial Statements” on page 29 of this report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2007, we conducted an evaluation under the supervision and with the participation of our management, including our CEO (who also serves as our CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to company management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO concluded as of December 31, 2007 that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, a company’s chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation of the company’s registered public accouting firm due to a transition period by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

ITEM 8B.	OTHER INFORMATION

NA

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, ages and offices of our executive officers and directors as of December 31, 2007. The periods during which such persons have served in such capacities are indicated in the description of business experience of such persons below.

Name	Age	Position

Mark Trimble	51	President, Chief Executive Officer and Director
John Peper	59	Vice President and Director
Steven Trimble	53	Treasurer and Director
David Hammeke	54	Director

Mark Trimble and Steven Trimble are brothers and David Hammeke is the brother-in-law of Mark and Steven Trimble. Otherwise, there are no family relationships among any of the current executive officers and directors.

Each of our directors serves for a term of one year or until their successors are elected or their earlier resignation or death. Except for officers serving under employment agreements, each of our officers serves at the discretion of the board of directors.

The following is a biographical summary of the business experience of the present directors and executive officers:

Mark Trimble has served as our President, Chief Executive Officer and a director since founding the company in 2001. Previously, Mr. Trimble spent 12 years in management and sales in the home security industry, including serving as Regional Manager over the South Texas operations of Smith Alarm Systems from 1999 to 2001 and as Manager of the Texas Gulf Coast Region for ADT Security from 1995 to 1999. Previously, Mr. Trimble served in various functions with Baker Hughes, Inc. from 1980 to 1989, including seven years as a District Manager.

John Peper has served as Vice President and a Director since our inception in 2001. Mr. Peper has over 30 years of experience in the security industry and has been responsible for the sales, installation and operation of a broad range of securities solutions ranging from single family residence security and structured cabling to multi-million dollar access control video systems, anti-terrorism systems and comprehensive burglary, fire, surveillance and access systems for large commercial operations. Prior to co-founding the company, Mr. Peper served as Sales Manager at Smith Alarms from 1999 to 2001, as Sales Manager at ADT Security from 1995 to 1999, as Project Manager at Advanced Entry Systems from 1992 to 1995 and as National Accounts Director at Sensormatic from 1987 to 1992. Mr. Peper received his B.S. in Psychology from the University of Florida in 1976.

Steven Trimble has served as a Director since our inception in 2001. Mr. Trimble has over 14 years of experience in the energy business. Since 2003, Mr. Trimble has been Director of Gas Trading for Louis Dreyfus Energy Services, a global energy trading company. From 2001 to 2003, Mr. Trimble served as Director of Gas Trading for Duke Energy. Mr. Trimble received his B.A. in Business from Ft. Hays State University in 1977.

David Hammeke has served as a Director since our inception in 2001. Since 1981, Mr. Hammeke has been employed by Halliburton Oil & Gas as a tool operator and technical advisor specializing in well completions.

Code of Conduct and Ethics

We have adopted a written code of conduct and ethics that applies to all our directors, officers and employees, including our chief executive officer and our chief financial and accounting officer. A current copy of the code can be found as an exhibit to this Annual Report on Form 10-KSB. In addition, we intend to post on our website or file under cover of Form 8-K all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the code.

Board Committees

We do not presently maintain an audit committee or any other committee of our board of directors. We are presently evaluating the appointment of independent directors and the establishment of committees. Because we do not presently maintain an audit committee, we have no audit committee financial expert.

We do not maintain a nominating committee and have not, as yet, established any procedures whereby shareholders may recommend nominees for election to our board of directors.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table includes information concerning compensation of our CEO and all executive officers whose compensation exceeded $100,000 during 2007:
Name and Principal Position	Year	Salary ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Mark Trimble, CEO and CFO	2007	54,843	—	—	5,500	(1)	60,343
	2006	44,769	—	—	6,000	(1)	50,769

(1)	Consists of an automobile allowance.

Employment Agreements

In October 2005, we entered into employment agreements with our principal officers, Mark Trimble and John Peper. The employment agreements of both Mr. Trimble and Mr. Peper are for terms ending December 31, 2010 and include non-disclosure and non-compete provisions.

Mr. Trimbles’ employment agreement provides for a base salary of $58,200 in 2006, $64,200 in 2007, $70,200 in 2008, $76,200 in 2009 and $82,200 in 2010 plus a monthly auto allowance of $500 and standard benefits generally available to employees. A bonus plan provides that Mr. Trimble may receive bonuses based on achievement of specific revenue and EBITDA targets with the maximum bonuses fixed at $45,000 in 2006, $55,000 in 2007, $60,000 in 2008, $65,000 in 2009 and $70,000 in 2010. Additionally, Mr. Trimble may earn a bonus in an amount equal to 20% of the excess, if any, of actual EBITDA in any year over target EBITDA if, and only if, actual revenues exceed target revenues by 20% and actual EBITDA exceeds target EBITDA by 50%.

Mr. Peper’s employment agreement provides for a base salary of $34,200 in 2006, $40,200 in 2007, $46,200 in 2008, $52,200 in 2009 and $58,200 in 2010 plus use of a company automobile or, at the option of the company, a monthly auto allowance of $500, and standard benefits generally available to employees. A bonus plan provides that Mr. Peper may receive bonuses based on achievement of specific revenue and EBITDA targets with the maximum bonuses fixed at $35,000 in 2006, $40,000 in 2007, $45,000 in 2008, $50,000 in 2009 and $55,000 in 2010. Additionally, Mr. Peper may earn a bonus in an amount equal to 20% of the excess, if any, of actual EBITDA in any year over target EBITDA if, and only if, actual revenues exceed target revenues by 20% and actual EBITDA exceeds target EBITDA by 50%.

No performance bonuses were earned by, or paid to, Mr. Trimble or Mr. Peper during either 2006 or 2007.

2005 Stock Option Plan

Our 2005 Stock Option Plan is intended to motivate participants by means of stock options to achieve our long-term performance goals and to enable our employees, officers, director and consultants to participate in our long-term growth and financial success. The plan is administered by our board of directors and currently authorizes the issuance and grant of options for a maximum of 1,000,000 shares. The stock options granted under the plan will be either incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, or non-qualified stock options. Incentive stock options must be granted at an exercise price of not less than the fair market value of our common stock at the time of grant and incentive stock options granted to 10% or greater stockholders of ours must be granted at an exercise price of not less than 110% of the fair market value of our common stock on the date of grant. If any award under the plan terminates, expires unexercised or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance under the grant of new awards. As of December 31, 2007, no options had been granted under the plan.

Director Compensation

We do not presently compensate any of our directors for service in such capacity but may reimburse directors for direct expenses incurred as a result of their service. We intend to evaluate the appointment of one or more independent directors and, in connection therewith, may commence paying fees and/or granting options or other equity compensation for service as non-employee directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below shows the number of our shares of common stock beneficially owned as of April 1, 2008 by:

•	each person or group known by us to beneficially own more than 5% of our outstanding common stock;

•	each director;

•	each executive officer named in the Summary Compensation Table under Item 10. “Executive Compensation;” and

•	all of our current directors and executive officers as a group.

The number of shares beneficially owned by each 5% holder, director or executive officer is determined by the rules of the SEC, and the information does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the person or entity has sole or shared voting power or investment power and also any shares that the person or entity can acquire within 60 days of April 1, 2008 through the exercise of any stock option or other right. For purposes of computing the percentage of outstanding shares of common stock held by each person or entity, any shares that the person or entity has the right to acquire within 60 days after April 1, 2008 are deemed to be outstanding with respect to such person or entity but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or entity. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) over the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. As of April 1, 2008, there were 25,942,000 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Outstanding
Mark Trimble (1)	11,559,049	44.6%

John Peper (1)	3,694,298	14.2%

Steven Trimble (1)	2,326,029	9.0%

David Hammeke (1)	2,326,029	9.0%

All directors and executive officers as a group (4 persons)	19,905,405	76.7%

(1)	Address is c/o Intellihome, Inc., 5150 Franz Rd., Suite 100, Katy, Texas 77439.

In addition to the shares of common stock outstanding at April 1, 2008, we had outstanding 3,833,000 shares of Series A Convertible Preferred Stock and 225,000 shares of Series B Convertible Preferred Stock which, collectively, are convertible into 4,058,000 shares of common stock. All of the outstanding shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock were held by Company Reporter Investments II, L.P., at December 31, 2007. Michael Long may be deemed the beneficial holder of all shares held by Company Reporter Investments II, L.P. Pursuant to the terms of the Series A Convertible Preferred Stock, the conversion of Series A Convertible Preferred Stock and Series B Preferred Stock into shares of common stock is limited such that, immediately following any conversion, the holder may not hold in excess of 4.99% of the then outstanding shares of common stock. As a result of such limitation, the shares indicated as beneficially owned at April 1, 2008 exclude shares that might be deemed to be beneficially owned by Company Reporter Investments II, L.P. upon conversion of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	0	NA	1,000,000
Equity compensation plans not approved by security holders	-	NA	-
Total	0	NA	1,000,000

(1)           Consists of shares reserved for issuance under 2005 Stock Option Plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have from time to time entered into transactions with Mark Trimble, our President and principal shareholder, pursuant to which Mr. Trimble has provided financing in the form of loans, credit card advances and a vehicle lease.

Since October 2004, we have leased a vehicle owned by Mr. Trimble under a lease originally running through September 2007 pursuant to which we paid to Mr. Trimble $7,500 during 2007. The term of the lease was extended during 2007 to run through September 2010.

In September 2007, two of our directors arranged a loan to us in the amount of $25,000 to support operations. The directors are the borrowers under the loan facility and we received the loan proceeds and agreed to repay the loan. The loan bears interest at 10.25% and is repayable in monthly installments of interest. The loan was originally due March 19, 2008. During the first quarter of 2008, the principal balance of the loan was reduced by $2,500 and the loan was renewed with an extended maturity date of September 19, 2008.

We have no current written policy with respect to entering into transactions with members of management or affiliated companies. Any non-arm’s length transaction we consider will be reviewed and voted on by disinterested members of our board of directors and be in accordance with our articles of incorporation, bylaws and Texas law.

Director Independence

None of our present directors are independent, as independence is commonly determined or under the independence standards of any national securities exchange.

ITEM 13.	EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Articles of Incorporation	SB-2/A	5/8/07	3.1

3.2	Articles of Amendment to Articles of Incorporation	SB-2	1/25/07	3.2

3.3	Bylaws	SB-2	1/25/07	3.3

4.1	Certificate of Designation – Series A Preferred Stock	SB-2/A	5/8/07	4.1

4.2	Certificate of Designation – Series B Preferred Stock	SB-2/A	5/8/07	4.2

10.1	Form of Investor Rights Agreement, dated August 31, 2006	SB-2	1/25/07	10.1

10.2	2005 Stock Option Plan*	SB-2/A	5/8/07	10.2

10.3	Employment Agreement, dated October 13, 2005, between The Jon Ashton Corporation and Mark Trimble*	SB-2/A	5/8/07	10.3

10.4	Employment Agreement, dated October 13, 2005, between The Jon Ashton Corporation and John Peper*	SB-2/A	5/8/07	10.4

10.5	Equipment Lease, dated September 15, 2004, between The Jon Aston Corporation and Mark Trimble	SB-2/A	5/8/07	10.5

10.6	Agreement for Ongoing Purchase and Sale of Installed Monitoring Contracts by and between The Jon Ashton Corporation and Central Security Group - Nationwide	SB-2	1/25/07	10.6

10.7	Series A Preferred Stock Purchase Agreement	SB-2/A	6/27/07	10.7

10.8	Form of Securities Purchase Agreement – Units	SB-2/A	6/27/07	10.8

14.1	Code of Ethics for CEO and Senior Financial Officers				X

31.1	Section 302 Certification of CEO and CFO				X

32.1	Section 906 Certification of CEO and CFO				X

*           Compensatory plan or arrangement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following table summarizes the fees of Thomas Leger & Co., L.L.P., our registered public accounting firm billed to us for each of the last two fiscal years:

Fee Category	FY 2006	FY 2007
Audit Fees (1)	$39,060	$42,905
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees (2)	$39,060	$42,905

(1)
Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our Quarterly Reports on Form 10-QSB, and other professional services provided in connection with statutory and regulatory filings or engagements, including financial statements filed with our registration statement on Form SB-2 filed in January 2007.

(2)	In fiscal 2006 and 2007, there were no fees billed for services other than those described above.

Pre-Approval Policies and Procedures

Because of the small size of our company and the lack of independent directors, we do not presently maintain an audit committee and, therefore, have not adopted any policies or procedures relating to the approval of audit and non-audit services that are to be performed by our registered public accounting firm.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIHOME, INC.
Dated: April 14, 2008

	By:	/s/ Mark Trimble
Mark Trimble
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Trimble	Chairman, Chief Executive Officer,	April 14, 2008
Mark Trimble	President and Director
(Principal Executive Officer, Principal
Accounting Officer and Principal
Financial Officer)

/s/ John Peper	Vice President and Director	April 14, 2008
John Peper

	Director	April 14, 2008
Steven Trimble

/s/ David Hammeke	Director	April 14, 2008
David Hammeke

INTELLIHOME, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
IntelliHome, Inc.
Katy, Texas

We have audited the accompanying balance sheet of IntelliHome, Inc. as of December 31, 2007 and the related statements of operations, shareholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IntelliHome, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has operating cash flow deficiencies. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas Leger & Co., L.L.P.

Houston, Texas
April 4, 2008

INTELLIHOME, INC.

BALANCE SHEET

DECEMBER 31, 2007

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$10,946
Accounts receivable, net of allowance for doubtful accounts of $502	43,334
Inventories	15,848
Prepaid expenses	2,681
TOTAL CURRENT ASSETS	72,809

PROPERTY AND EQUIPMENT, NET	7,563

TOTAL ASSETS	$80,372

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$74,859
Credit cards payable	97,179
Payroll and other accrued liabilities	72,655
Sales tax payable	14,921
Notes payable	70,159
Unearned revenue on contracts	8,301
TOTAL CURRENT LIABILITIES	338,074

NON-CURRENT LIABILITIES

Unearned revenue on contracts	624

TOTAL LIABILITIES	338,698

COMMITMENTS AND CONTINGENCIES	-

The accompanying notes are an integral part of these financial statements.

INTELLIHOME, INC.

BALANCE SHEET, CONTINUED

DECEMBER 31, 2007

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value; 20,000,000 shares authorized:
Series A convertible preferred stock, $.001 par value,
6,000,000 shares authorized and issued, 4,700,000 shares
outstanding, $235,000 liquidation value, no redemption value	4,700
Series B convertible preferred stock, $.001 par value,
2,700,000 shares authorized and issued, 225,000 shares
outstanding, $22,500 liquidation value, no redemption value	225
Common stock, $.001 par value; 100,000,000 shares authorized;
25,075,000 shares issued and outstanding	25,075
Additional paid-in capital	553,228
Retained deficit	(841,554)
Total shareholders' deficit	(258,326)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$80,372

The accompanying notes are an integral part of these financial statements.

INTELLIHOME, INC.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2007	2006

REVENUES:

Installation and monitoring revenues	$887,003	$759,075

EXPENSES:

Cost of monitoring and installation	381,416	340,812
Compensation and benefits	417,264	392,086
Truck expenses	76,539	77,795
($7,500 in 2007 and $7,500 in 2006 paid to a related party)
General and administrative	221,837	172,112

TOTAL EXPENSES	1,097,056	982,805

LOSS FROM OPERATIONS	(210,053)	(223,730)

OTHER INCOME / EXPENSES:

Interest Income	377	66
Other income	8,237	926
Interest expense and finance charges	(23,518)	(27,571)

TOTAL OTHER EXPENSES	(14,904)	(26,579)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(224,957)	(250,309)

Preferred dividends accrued	(16,896)	(5,936)

NET LOSS AVAILABLE TO COMMON SHARES	$(241,853)	$(256,245)

Basic and diluted weighted average shares outstanding	21,870,736	21,082,438

Basic and diluted net loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

INTELLIHOME,INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2007 AND 2006

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance December 31, 2005	6,000,000	$6,000	-	$-	21,000,000	$21,000	$111,405	$(343,456)	$(205,051)

Shares issued for cash			2,295,000	2,295	255,000	255	252,450		255,000

Offering costs							(40,000)		(40,000)

Costs paid on behalf of Company by Series A preferred shareholder							70,238		70,238

Preferred Series B dividends accrued								(5,936)	(5,936)

Net loss								(250,309)	(250,309)

Balance, December 31, 2006	6,000,000	6,000	2,295,000	2,295	21,255,000	21,255	394,093	(599,701)	(176,058)

Shares issued for cash			405,000	405	45,000	45	44,550		45,000

Costs paid on behalf of Company by Series A preferred shareholder							114,585		114,585

Series A Preferred Stock converted to common shares	(1,300,000)	(1,300)			1,300,000	1,300

Series B Preferred Stock converted to common shares			(2,475,000)	(2,475)	2,475,000	2,475

Preferred Series B dividends accrued								(16,896)	(16,896)

Net loss								(224,957)	(224,957)

Balance December 31, 2007	4,700,000	$4,700	225,000	$225	25,075,000	$25,075	$553,228	$(841,554)	$(258,326)

The accompanying notes are an integral part of these financial statements.

INTELLIHOME, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(224,957)	$(250,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,226	5,004
Non-cash expenses	114,585	68,327
Changes in operating assets:
Accounts receivable	26,245	(20,565)
Inventories	(7)	9,530
Prepaid expenses	(668)	(476)
Accounts payable	(15,297)	5,664
Credit cards payable	(546)	(2,246)
Payroll, sales tax and other accrued liabilities	(26,637)	19,202
Unearned revenue on contracts	(2,457)	(178)

NET CASH USED IN OPERATING ACTIVITIES	(123,513)	(166,047)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(3,314)	(1,408)

NET CASH USED IN INVESTING ACTIVITIES	(3,314)	(1,408)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on notes payable	(34,784)	(25,694)
Proceeds from shareholders' loans	50,000	-
Sale of stock	45,000	255,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	60,216	229,306

NET (DECREASE) INCREASE IN CASH	(66,611)	61,851

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	77,557	15,706

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,946	$77,557

The accompanying notes are an integral part of these financial statements.

INTELLIHOME, INC.

STATEMENTS OF CASH FLOWS, CONTINUED

	Years Ended
	December 31,
	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$20,898	$26,408

Taxes paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES

Increase (decrease) in paid-in capital resulting from the following:
Deferred offering costs, expenses and assets paid for by a Series A preferred shareholder	114,585	2,000
Deferred offering costs charged to paid in capital once the Private Offering was completed	-	(40,000)
Decrease in retained earnings for preferred stock dividend	16,896	5,936
Increase in common stock par value resulting from the conversion of Series A and B preferred stock to common stock	3,775	-
Decrease in preferred stock par value resulting from the conversion of Series A and B preferred stock to common stock	3,775	-

The accompanying notes are an integral part of these financial statements.

INTELLIHOME, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Intellihome, Inc., dba Advanced Protective Technology Security Systems (“the Company”), is a Texas corporation formed on February 26, 2001. The Company installs and services security, fire, access control and surveillance systems, as well as phone, cable, data and audio/video systems for commercial and residential customers primarily in Harris County, Texas and other surrounding counties.

Cash and Cash Equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2007.

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets as follows:

Office Equipment	5 Years
Office Furniture	10 Years
New Trucks	4 Years
Used Trucks	3 Years
Web Site	2 Years

Expenditures for maintenance and repairs and charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

Income Recognition

Our products and services are generally sold based upon purchase orders or contracts with our customers that do not have right of return provisions or other significant post-delivery obligations. We recognize revenue from product sales when title passes to the customer, the customer assumes the risks and rewards of ownership and collectibility is reasonably assured. Service revenue is recognized when the services are rendered and collectibility is reasonably assured. The above revenue recognition policies comply with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).

For contracts containing multiple deliverables, we analyze each activity within the contract to ensure that we adhere to the separation guidelines of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and the revenue recognition guidelines of SAB 104. For service-only contracts and service elements of multiple deliverable arrangements, service fees are recognized only when defined and awarded by the customer.

Our revenues are generally characterized as installation fees, monitoring fees and contract funding fee. Installation fees and monitoring fees arising from the sale to consumers of security monitoring services and related equipment installation are treated as separate units of accounting in accordance with EITF 00-21 with consideration allocated to these separate units of accounting using the relative fair value method. Each relates to a distinct activity that is priced separately, has value to the customer on a standalone basis and can be acquired from multiple vendors.

Installation Fees arise from contracts or purchase orders to supply and install integrated cabling, related outlets and equipment to builders and to consumers and do not include any ongoing monitoring service relating to installed security monitoring equipment. Because the installation contracts are of a short term, typically one to two days, we recognize revenues from installation contracts using the completed contract method of accounting with revenue recognized when installation services are completed. For the years ended December 31, 2007 and 2006, the Company did not have any installation contracts that were not completed by year end.

Monitoring Fees are recurring fees arising from security monitoring contracts retained by us and typically involve payment of a fixed monthly fee for monitoring services over the term of the applicable contract. Monitoring fees are recognized monthly as services are provided pursuant to the terms of customer contracts.

Contract Funding revenue arises from the sale of monitoring contracts to several monitoring companies. Upon sale of a contract, we recognize the full purchase price of the contract as revenue in the amount equal to the cash received plus the amount of the holdback that is recorded as an account receivable and reduce revenue. During the years ended December 31, 2007 and 2006, $826 and $5,271 of chargebacks reduced revenue, respectively. Chargebacks are charged against the account receivable. Revenue sharing fees are recognized as revenue when the amount of such fees becomes fixed and determinable under the terms of the contract.

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, and trade accounts receivable. The Company maintains its cash accounts in a high quality FDIC insured bank in Texas. The Company performs ongoing credit evaluations of its customers' financial conditions to ensure collections and minimize losses.

The Company had sales to one significant customer constituting 40% of sales in 2007, and 52% of accounts receivable at December 31, 2007. In 2006, the Company had sales to two significant customers constituting 36% and 10% of total sales and 25% and 13% respectively of accounts receivable. No other customers accounted for more than 10% of sales or accounts receivable during the two years.

Accounts Receivable

The Company’s maintains a reserve for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and performs a credit evaluation of the customer's financial condition to determine collectibility. Write-offs, or an increase in the allowance for doubtful accounts, are made based on this evaluation. The allowance for doubtful accounts was $502 at December 31, 2007.

Inventories

Inventories are valued at the lower of cost or market, and consist primarily of alarm equipment kits, cabling and wiring, and some audio/video equipment.

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of long-lived assets, including property and equipment and purchased accounts when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors. No impairments were recorded for December 31, 2007 and 2006.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended December 31, 2007 and 2006 were insignificant.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce tax assets to the amount expected to be realized.

Net Loss Per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average of common shares outstanding during the year. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per share.

Fair Value of Financial Instruments

The fair value of certain financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximates their carrying value due to the short maturity of these instruments.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155) “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional guidance on the applicability of SFAS 133 and SFAS 140 to certain financial instruments and subordinated concentrations of credit risk. SFAS 155 is effective for the first fiscal year that begins after September 15, 2006. This did not have any impact on the Company’s financial statements.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, the Company adopted FIN 48 effective as of January 1, 2007. The adoption of FIN 48 did not have a material impact on its effective tax rate.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157), which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on January 1, 2008. The Company does not anticipate that the adoption of SFAS 157 will have a material impact on the financial statements.

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), which establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company's financial statements and the related disclosures. SAB 108 requires the use of a balance sheet and an income statement approach to evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB 108 did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt SFAS No. 159 on January 1, 2008. The Company has evaluated the impact of adopting SFAS No. 159 and has determined that it will not elect the fair value option under SFAS No.159 for any financial instruments that are not required to be presented at fair value under generally accepted accounting principles.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company does not have a noncontrolling interest in a subsidiary, nor does it file consolidated financial statements. Accordingly, the adoption of SFAS 160 will not have any impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. The Company has not acquired, nor does it plan to acquire, an interest in another entity. Accordingly, the adoption of SFAS No. 141R will not have any impact on its financial statements.

NOTE 2 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred a loss of $224,957 for 2007 and has retained deficit of $841,554 at December 31, 2007. In addition, the Company has not generated cash flows from operations for the years ended December 31, 2007 and 2006. The Company’s continued existence is dependent on its ability to attain profitable operations and achieving a level of revenue adequate to support the Company's cost structure. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to attain profitable operations or additional financing to support the Company’s current operations. If management is not successful, the Company may have to substantially cut back its level of operations that could have an adverse effect on the financial position of the Company. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going concern uncertainty.

NOTE 3 RELATED PARTY TRANSACTIONS

The following transactions occurred between the Company and Mark Trimble, President and majority shareholder:

On September 15, 2004, the Company began leasing Mr. Trimble’s 1998 pickup for $625 per month. The initial lease term was for three years, with a renewal option for an additional three-year term.

See Note 9 - Notes Payable - Current, for a guarantee by the Company of a note to a bank for two shareholders. The proceeds of this note were loaned to the Company.

NOTE 4 PREPAID EXPENSES

Prepaid expenses of $2,681, in the 12/31/07 balance sheet, represent the un-expired portion of the Company’s general liability insurance.

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007:

Computers and peripherals	$6,704
Office furniture	3,419
Trucks	54,309
Web site design costs	2,000
66,432
Accumulated depreciation	(58,869)
Property and equipment, net	$7,563

Depreciation expenses for the years ended December 31, 2007 and 2006 were $2,626 and $1,404 respectively.

NOTE 6 PURCHASED ACCOUNTS

Purchased accounts represent security monitoring accounts purchased in January 2003 for $18,000 from an unrelated security company. Based on historical records tracking the average life of a monitoring account, the Company’s management elected to amortize the cost of the accounts over a five-year period. Accumulated amortization to-date at December 31, 2007 was $18,000. Amortization expense for the years ended December 31, 2007 and 2006 was $3,600 for each year.

NOTE 7 PAYROLL AND OTHER ACCRUED LIABILITIES

Payroll and other accrued liabilities, as of December 31, 2007, consisted of the following:

Accrued dividends on preferred stock	$22,832
Accrued interest expense	1,351
Accrued and unpaid salary and related taxes due to shareholder/employees under their employment agreements	48,472
$72,655

NOTE 8 CREDIT CARDS PAYABLE

At December 31, 2007, the Company had several bank credit card debts in the amount of $97,179 that were classified as short-term credit card debts. The interest rates on these credit card debts range from 11.49% to 32.24% and require minimum monthly payments. The majority shareholder personally guarantees all credit card balances.

NOTE 9 NOTES PAYABLE - CURRENT

Current notes payable, at December 31, 2007, consisted of the following:

Note payable to an equipment supplier originally dated July 28, 2004 for $69,240 at 7% interest, payable in monthly installments of principal and interest of $2,523 beginning August 15, 2004. The note was re-negotiated on December 13, 2006, after a 14-month term of default, with a new principal amount of $46,495, interest at 7%, and monthly payments of $6,798 beginning December 27, 2006. The last payment on the note was on March 30, 2007. The company has defaulted under the re-negotiate note. Uncollateralized and guaranteed by the majority shareholder.	$20,159

The Company has guaranteed an uncollateralized note to a bank for two shareholders in the amount of $25,000 dated September 25, 2007, with a 10.25% interest rate. The proceeds of the note were loaned to the Company. Interest only payments are due monthly starting October 19, 2007 through February 19, 2008. A final payment of interest and principal, totaling $25,203.60 will be due on March 19, 2008. See Note 15 - Subsequent Events.	25,000

Note payable to a shareholder dated November 28, 2007, in the amount of $25,000 with an 8% interest rate. Payment of principal and accrued interest will be due on February 26, 2008. See Note 15 - Subsequent Events.	25,000
$70,159

NOTE 10 UNEARNED REVENUE ON CONTRACTS

As part of its services after the sale of security monitoring systems, the Company offers to provide security monitoring of the premises where the equipment is installed. The term of the monitoring contracts sold range from three to thirty-six months. Proceeds from the sale of the contracts are recognized but not realized as income until the period in which the service is provided. Accordingly, unrealized income is reflected in the financial statements as unearned revenue on contracts. As of December 31, 2007, the unearned portion to be realized as income in the following twelve months was $8,301, while the portion to be realized as income beginning in 2009 and thereafter was $624.

NOTE 11 DESCRIPTION OF CAPITAL STOCK

COMMON STOCK

The Articles of Incorporation of the Company authorize the issuance of up to 100,000,000 shares of common stock with a par value of $.001 per share.

In September 2006, under the terms of a Private Placement Memorandum dated October 19, 2005, 255 units of Preferred Stock Series B were sold. Each unit consisted of 1,000 shares of the Company’s Common Stock, and 9,000 shares of the Company’s Preferred Series B convertible stock. The Company received $255,000 in cash for the units sold.

In January 2007, under the terms of the Private Placement Memorandum dated October 19, 2005, 45 units of Preferred Stock Series B were sold. Each unit consisted of 1,000 shares of the Company’s Common Stock, and 9,000 shares of the Company’s Preferred Series B convertible stock. The Company received $45,000 in cash for the units sold.

PREFERRED STOCK

The board of directors of the Company, has the authority, subject to certain limitations prescribed by law, to issue from time to time up to an aggregate of 20,000,000 shares of preferred stock in one or more classes or series and to determine the designation and the number of shares of any class or series as well as the voting rights, preferences, limitations and special rights, if any, of the shares of any class or series, including dividend rights, dividend rates, conversion rights and terms, redemption rights and terms, and liquidation preferences.

Series A Preferred Stock

In October 2005, the board of directors authorized, and issued, 6,000,000 shares of Series A Convertible Preferred Stock. The rights, preferences and privileges of holders of the outstanding preferred stock are subject to, and may be adversely affected by, the rights of holders of shares of any additional preferred stock that may be designated and issued in the future.

The Series A Preferred Stock is entitled to dividends at the same rate as may be paid on the common stock if and when such dividends are declared and paid.

Upon any liquidation, dissolution or winding up of the Company, after payment of all debts and liabilities of the Company and subject to the rights of senior securities, but prior to any payment to the holders of common stock, the holders of the Series A Preferred Stock will be entitled to receive $0.05 per share plus accrued but unpaid dividends.

Holders of the Series A Preferred Stock are entitled to notice of, and to vote on, all matters submitted to a vote of the holders of common stock on the basis of one vote for each share of common stock into which the Series A Preferred Stock is convertible.

Each share of the Series A Preferred Stock may be converted, at the option of the holder, into one share of common stock, representing an effective initial conversion price of $0.05 per share; provided, however, that no shares of Series A Preferred Stock may be converted to the extent that the holder thereof would hold in excess of 4.99% of the outstanding common stock following conversion. The conversion price adjusts in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future equity transactions at prices less than the then effective conversion price. Accrued but unpaid dividends on the preferred stock are not convertible into common stock.

During October and November of 2007, 1,300,000 shares of Series A Preferred Stock were converted to common stock, leaving 4,700,000 shares of Series A Preferred Stock remaining. See Note 15 - Subsequent Events.

Series B Preferred Stock

In October 2005, the board of directors authorized 2,700,000 shares of Series B Convertible Preferred Stock. 2,295,000 shares of Series B Preferred Stock were issued in the 2006 private placement. The remaining 405,000 shares of Series B Preferred Stock were issued in January 2007. This sale completed the Private Offering. The rights, preferences and privileges of holders of the Series B Preferred Stock are subject to, and may be adversely affected by, the rights of holders of shares of any additional preferred stock that may be designate and issued in the future. As of December 31, 2007, $22,832 of dividends for the Series B Preferred Stock had been accrued by the Company.

The Series B Preferred Stock shall be entitled to receive dividends, out of any assets legally available therefore, prior and in preference to any dividends (other than dividends payable in common stock or securities convertible into common stock) on the common stock, at the rate of 8% per annum or, if greater (as determined on a per annum basis and an as converted basis for the Series B Preferred Stock), an amount equal to that paid on the common stock, when, as and if declared by the board of directors. Such dividends shall be cumulative so that, such dividends shall be paid or set aside before any dividend or other distribution shall be paid or set aside for the common stock. Cumulative dividends which are accrued, payable and/or in arrears shall upon conversion of such share of Series B Preferred Stock not then or thereafter be paid and shall cease to be accrued, payable and/or in arrears.

Upon any liquidation, dissolution or winding up of the Company, after payment of all debts and liabilities of the Company, but prior to any payment to the holders of common stock and Series A Preferred Stock, the holders of the Series B Preferred Stock will be entitled to receive $0.10 per share plus accrued but unpaid dividends. Thereafter, and following payment of the liquidation preference on the Series A Preferred Stock, the holders of the Series B Preferred Stock and holders of common stock will share ratably in any remaining amounts distributable to the shareholders as if the Series B Preferred Stock had been converted into common stock immediately prior to liquidation; provided, however, that the total amount payable to the holders of the Series B Preferred Stock upon liquidation shall not exceed three times the original purchase price thereof, or $0.30 per share. For purposes of determining when the rights of holders of Series B Preferred Stock on liquidation shall apply, any sale or merger in which more than 50% of the voting power of the Company is transferred to third parties, and any sale of all or substantially all of the assets to a third party, shall be deemed to be a liquidation.

Holders of the Series B Preferred Stock are entitled to notice of, and to vote on, all matters submitted to a vote of the holders of common stock on the basis of one vote for each share of common stock into which the Series B Preferred Stock is convertible. Additionally, so long as at least 1,000,000 shares of Series B Preferred Stock remain outstanding, the written consent of holders of more than fifty percent of the Series B Preferred Stock is required for (1) authorization, creation or issuance of class of securities that is senior to or in parity with the Series B Preferred Stock, (2) any amendments to the Articles of Incorporation or Bylaws that are adverse to the interests of the Series B Preferred Stock, (3) redemption or repurchase of any stock or stock options, (4) the sale of all or substantially all of the assets of the Company or any reorganization, consolidation or merger with another entity in which more than 50% of the voting power of the Company is transferred. Each share of the Series B Preferred Stock may be converted, at the option of the holder, into one share of the common stock, based on an initial conversion price of $0.10 per share; provided, however, that no shares of Series B Preferred Stock may be converted to the extent that the holder thereof would hold in excess of 4.99% of the outstanding common stock following conversion. The conversion price adjusts in the event of stock dividends and splits and certain distributions to stockholders, fundamental transactions, and future equity transactions at prices less than the then effective conversion price. Accrued but unpaid dividends on the preferred stock are not convertible into common stock and shall cease to be payable upon conversion.

The Series B Preferred Stock is subject to automatic conversion into common stock, at the then applicable conversion price, in the event of (1) an underwritten public offering of shares of common stock at a public offering price not less than $0.30 per share in an offering of not less than $10,000,000, or (2) the vote to convert by holder of two-thirds of the outstanding Series B Preferred Stock.

During October and November of 2007, 2,475,000 shares of Series B Preferred Stock were converted to common stock, leaving 225,000 shares not converted as of December 31, 2007.

NOTE 12 STOCK-BASED COMPENSATION

On October 10, 2005, the shareholders and board of directors approved and adopted The Jon Ashton Corporation 2005 Stock Option Plan in order to attract and retain qualified employees. The Company has reserved 1,000,000 shares for this plan. As of December 31, 2007, the Company has not granted any stock options.

NOTE 13 INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2007 and 2006.

	2007	2006

Loss before income taxes	$(224,957)	$(250,309)

Income tax (benefit) computed at statutory rates	$(76,485)	$(85,105)
Permanent differences, nondeductible expenses	301	1,116
Utilization of net operating loss	-	-
Change in valuation allowance	76,184	84,290
Other		(301)
Current tax (benefit) expense	$-	$-

Deferred Income Taxes

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2007 are set out below.

2007

Deferred tax asset
Net operating loss carryforward	$264,523
Provision of prior year NOL	(6,277)
Fixed asset tax basis difference	227
Officer Salaries	6,641
Reserve for Doubtful Accounts	171
Valuation allowance	(265,285)

Net deferred tax asset	-

Net deferred tax asset (liability)	$-

The Company has approximately a $760,000 net operating loss carryforward that will expire from 2021 to 2027.

NOTE 14 COMMITMENTS AND CONTINGENCIES

The Company is currently leasing a pickup for Mark Trimble (See Note 3 Related Party Transactions). Payments under the lease totaled $7,500 in 2007 and $7,500 in 2006. As of December 31, 2007, $20,000 remained under the renewed three-year term of the lease.

Under an office space lease agreement dated December 15, 2001, with an original term of twenty-four months, the Company is currently making $1,250 per month lease payments under the month-to-month provisions of the original expired lease.

Employment Contracts

On October 13 2005, the Company entered into employment agreements, effective October 13, 2005 and terminating December 31, 2010, with each of Mark Trimble, President, and John Peper, Vice President. The agreements provide for an annual salary, certain other fringe benefits and bonus upon attaining certain performance criteria set out in the employment agreement. The annual salary may be increased with approval of the board of directors and the Series A Preferred Stockholders.

NOTE 15 SUBSEQUENT EVENTS

On January 24, 2008, the Company entered into an Asset Purchase Agreement whereby the Company sold a number of alarm monitoring service contract accounts for a total price of $96,511. The terms of the Agreement include a 10% holdback reserve of $9,651 that was deducted from the gross proceeds by the purchaser to cover potential contract default by the customer accounts they purchased. The purchaser will have to pay the holdback reserve to the Company on or before May 24, 2009. A reduction in the gross proceeds of $9,850 was made by the purchaser for monies paid to the Company prior to the sale by the accounts that are the subject of the sale, and where the purchaser must provide services to these accounts post-closing that the Company would have otherwise been obligated to provide. As a separate obligation, the Company must provide general repair services to the sold accounts, on an as-needed basis, for a period of twelve months following closing. The Company received a payment of $6,432 from the purchaser as consideration for this obligation. Net proceeds received under the agreement was $83,442.

The note payable to two shareholders for $25,000, originally due March 19, 2008, was renewed with the same terms as the original note after a $2,500 payment toward the principal. Under the terms of the renewed note for $22,500, monthly payments of interest only at 10.25% will be due monthly through August 19, 2008, with a final payment of accrued interest and full principal due on September 19, 2008.

The note payable to a shareholder for $25,000, originally due February 26, 2008, has been renewed for another 90-day term at 8%. The full principal and accrued interest will be due May 26, 2008.

During January and March of 2008, 867,000 Series A Preferred Stock shares were converted to common stock on a one-to-one basis, leaving 3,833,000 shares not converted.