Form 10QSB
period 2008-03-31
IntelliHome, Inc.
filed 2008-06-10
CIK 1384139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

Commission File Number 333-140204

IntelliHome, Inc.
(Exact name of small business issuer as specified in its charter)

Texas	76-0672176
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

As of March 31, 2008, we had 25,942,000 shares of $0.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)  Yes   ☐ No   ☒

IntelliHome, Inc.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

IntelliHome, Inc.
BALANCE SHEET
March 31, 2008
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,130
Accounts receivable, net of allowance for doubtful accounts of $385	46,780
Inventories	17,614
Prepaid expenses	1,701
Total current assets	75,225

PROPERTY AND EQUIPMENT, NET	5,928

Total assets	$81,153

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$84,615
Credit cards payable	96,295
Payroll and other accrued liabilities	79,423
Sales tax payable	8,384
Notes payable	67,658
Unearned revenue on contracts and service agreements	7,985
Total current liabilities	344,360

NON-CURRENT LIABILITIES
Unearned revenue on contracts and service agreements	4,085
Total liabilities	348,445

COMMITMENTS AND CONTINGENCIES	-

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A convertible preferred stock, 6,000,000 shares authorized and issued; 3,833,000 shares outstanding, $191,650 liquidation value, no redemption value	3,833
Series B convertible preferred stock, 2,700,000 shares authorized and issued; 225,000 shares outstanding, $22,500 liquidation value, no redemption value	225
Common stock, $0.001 par value; 100,000,000 shares authorized; 25,942,000 shares issued and outstanding	25,942
Additional paid-in capital	557,298
Retained deficit	(854,590)
Total shareholders’ deficit	(267,292)
Total liabilities and shareholders’ deficit	$81,153

The accompanying notes are an integral part of these  unaudited financial statements

IntelliHome, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUES:

Installation and monitoring revenues	$156,233	$241,795

EXPENSES:

Cost of monitoring and installation	82,865	113,221
Compensation and benefits	109,133	121,350
Truck expenses	17,373	16,894
Truck expenses - related party	1,875	1,875
General and administrative	39,959	57,060
TOTAL EXPENSES	251,205	310,400

LOSS FROM OPERATIONS	(94,972)	(68,605)

OTHER INCOME / EXPENSE

Interest income	-	261
Other income	30	3,257
Gain on sale/abandonment of assets	89,067	-
Interest expense and finance charges	(7,338)	(5,896)
TOTAL OTHER INCOME (EXPENSES)	81,759	(2,378)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(13,213)	(70,983)

Preferred dividends accrued	(449)	(5,202)

NET LOSS AVAILABLE TO
COMMON SHARES	$(13,662)	$(76,185)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares	25,445,220	21,293,000

The accompanying notes are an integral part of these unaudited financial statements

IntelliHome, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,213)	$(70,983)
Adjustments to reconcile net lossto net cash used in operating activities
Depreciation and amortization	635	1,370
Non-cash expenses	4,695	49,398
Gain on abandonment of assets	(2,406)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,447)	1,553
Inventories	(1,766)	1,005
Prepaid expense	980	(5,034)
Accounts payable	9,755	(4,469)
Credit cards payable	(884)	(1,825)
Payroll, sales tax and other accrued liabilities	(217)	(22,148)
Unearned revenue on contracts	3,146	(744)

NET CASH USED IN OPERATING ACTIVITIES	(2,722)	(51,877)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from abandonment of assets	3,406	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	3,406	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common and preferred stock	-	45,000
Principal payment on notes payable	(2,500)	(23,795)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,500)	21,205

NET DECREASE IN CASH	(1,816)	(30,672)
Cash, beginning of period	10,946	77,557
Cash, end of period	$9,130	$46,885

The accompanying notes are an integral part of these unaudited financial statements

IntelliHome, Inc.
STATEMENTS OF CASH FLOWS
(Continued)
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,509	$5,827
Taxes paid	-	-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in paid-in capital resulting from:
Sale of preferred and common stock	-	44,550
Deferred offering costs, expenses and assets paid for by a Series A preferred shareholder	4,070	49,398
Increase in common stock par value from:
Sale of common stock	-	45
Conversion of Series A preferred stock to common stock	867	-
Increase (decrease) in preferred stock par value from:
Sale of preferred stock	-	405
Conversion of Series A preferred stock to common stock	(867)	-
Decrease in retained earnings for preferred stock dividend	(448)	(5,202)

The accompanying notes are an integral part of these unaudited financial statements

IntelliHome, Inc.
Notes to Financial Statements
March 31, 2008
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Intellihome, Inc., dba Advanced Protective Technology Security Services, a Texas corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the December 31, 2007 financial statements and footnotes, which are in the Company’s annual report on Form 10-KSB.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred a loss of $13,213 for the three months ended March 31, 2008 and has retained deficit of $854,590 at March 31, 2008. In addition, the Company has not generated cash flows from operations for the three months ended March 31, 2008. The Company’s continued existence is dependent on its ability to attain profitable operations and achieving a level of revenue adequate to support the Company's cost structure. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to attain profitable operations or additional financing to support the Company’s current operations. If management is not successful, the Company may have to substantially cut back its level of operations that could have an adverse effect on the financial position of the Company. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going concern uncertainty (See Note 8 Subsequent Events - Note Purchase Agreement).

NOTE 3 - PREFERRED STOCK CONVERSIONS

During the quarter ended March 31, 2008, 867,000 Series A Preferred Stock shares were converted to common stock on a one-to-one basis, leaving 3,833,000 shares not converted.

NOTE 4 - NOTE PAYABLE IN DEFAULT

The Company has defaulted on the note payable to an equipment supplier. The note was originally dated July 28, 2004 for $69,240 at 7% interest and re-negotiated on December 13, 2006, after a 14-month term of default, with a new principal amount of $46,495, interest at 7%, and monthly payments of $6,798 beginning December 27, 2006. The last payment on this note was made on March 30, 2007. Accordingly, pursuant to the terms of the note agreement, the default caused the entire amount owed to become immediately due and payable. The note is uncollateralized and personally guaranteed by the President of the Company.

NOTE 5 - NOTES PAYABLE – SHAREHOLDERS

A note payable to two shareholders, in the original amount of $25,000 and dated September 19, 2007, with a 6-month term at 10.223%, was renewed on March 25, 2008 in the amount of $22,500 after a principal payment of $2,500. The renewed note was for a 6-month term at 13% interest. Interest only payments will begin April 25, 2008, with a final payment of $22,748 due on September 25, 2008.

A note payable to a shareholder for $25,000, originally due February 26, 2008, was renewed for another 90-day term at 8%. The full principal and accrued interest will be due May 26, 2008.

NOTE 6 - ASSET PURCHASE AGREEMENT

On January 24, 2008, the Company entered into an Asset Purchase Agreement whereby the Company sold a number of alarm monitoring service contract accounts for a total purchase price of $96,511. The terms of the Agreement included a 10% holdback reserve of $9,651 that was deducted from the gross proceeds by the purchaser to cover potential contract default by the customer accounts they purchased. The purchaser will have to pay the holdback reserve to the Company on or before May 24, 2009. Additionally, a reduction in the gross proceeds of $9,850 was made by the purchaser for monies paid to the Company prior to the sale of the accounts, and where the purchaser must provide services to these accounts post-closing that the Company would have otherwise been obligated to provide. As a separate obligation, the Company must provide general repair services to the sold accounts, on an as-needed basis, for a period of twelve months following closing. The Company received a payment of $6,432 from the purchaser as consideration for this obligation. Net proceeds received under the agreement were $83,442.

NOTE 7 - ABANDONMENT OF ASSETS

During the quarter ended March 31, 2008, the Company abandoned two used trucks and a used van that were worthless and beyond repair. The Company also received a check, in the amount of $3,406, from the insurance company for a fourth truck that was wrecked and considered totaled.

NOTE 8 - SUBSEQUENT EVENTS – NOTE PURCHASE AGREEMENT

On June 5, 2008, the Company, Mark Trimble and various unaffiliated purchasers (the “Purchasers”) entered into a Note Purchase Agreement (the “Note Purchase Agreement”) pursuant to which the Company agreed to issue to the Purchasers convertible promissory notes (the “Investor Notes”) in an aggregate amount up to $575,000. Proceeds from the Investor Notes will be utilized to pay costs associated with bringing the Company’s reports with the SEC current (“Reporting Costs”), to provide working capital to support operations, and to pay outstanding debt of the Company.

As of June 9, 2008, $25,000 had been advanced under the Note Purchase Agreement to pay Reporting Costs. During the subsequent four-week period, the Purchasers are obligated to provide working capital of up to $25,000 to support operations (the “Working Capital Advance”). Within 45 days from the execution of the Note Purchase Agreement (the “Full Funding Date”), the Company and the Purchasers are required to prepare a schedule of all liabilities of the Company and the Purchasers are required to provide funding (“Debt Retirement Funding”) to the Company in an amount equal to the lesser of the amount of liabilities so scheduled (excluding installment debt) or $175,000 (less $60,000 being paid pursuant to the terms of the CRI Purchase Agreement described below) with such amount being applied to retire debt of the Company; provided, however, that the Purchasers may elect to extend the Full Funding Date by 15 days if not less than $87,500 of Debt Retirement Funding has been provided by the original Full Funding Date. Also, by the Full Funding Date, the Purchasers must make satisfactory arrangements to fund the retirement of all remaining debt (the “Excess Debt”) of the Company, assume and pay such remaining debt or cause the Company to issue convertible notes to settle such Excess Debt, or any combination thereof. Total funds to be advanced by the Purchasers to pay Reporting Costs, the Working Capital Advance and the Debt Retirement Funding or to be settled as Excess Debt is limited to $575,000 (the “Total Funding Commitment,” and the actual amounts so funded or settled being referred to as the “Funded Amount”).

Pursuant to the terms of the Note Purchase Agreement, the Company and the Purchasers entered into a Stock Purchase Agreement (the “Trimble Purchase Agreement”) with Mark Trimble and John Peper, the principal officers of the Company, and a Stock Purchase Agreement (the “CRI Purchase Agreement” and, together with the Trimble Purchase Agreement, the “Stock Purchase Agreements”) with Company Reporter Investments II (“CRI”), the holder of the Company’s outstanding preferred stock (the “Preferred Stock”). Under the terms of the Stock Purchase Agreements, Messrs. Trimble and Peper agreed to terminate and release all claims under their respective employment agreements with the Company and to convey all of their shares of common stock of the Company to the Purchasers and CRI agreed to waive and release certain rights that it holds under the Preferred Stock and to convey all of its shares of Preferred Stock to the Purchasers. The aggregate consideration to Messrs. Trimble and Peper and to CRI under the Stock Purchase Agreements is the excess, if any, of Total Funding Commitment over the Funded Amount (such excess, if any, being the “Unallocated Purchase Price”).

The amount payable as Unallocated Purchase Price shall be payable by delivery of convertible promissory notes (the “Selling Shareholder Notes”) of the Company. Each of the Selling Shareholder Notes matures on June 30, 2009, accrues interest at 8% per annum and is convertible, commencing 6 months from issuance, at a price equal to 85% of the market price of the Company’s common stock on the date of conversion.

The Unallocated Purchase Price is allocated 10% to Messrs. Trimble and Peper and 90% to CRI. On signing of the CRI Purchase Agreement, the Purchasers paid to CRI $60,000 and CRI transferred to the Purchasers 1,149,900 shares of Series A Convertible Preferred Stock and 67,500 shares of Series B Convertible Preferred Stock. The shares held by Messrs. Trimble and Peper, and the remaining Preferred Stock held by CRI, will be released to the Purchasers pro rata as the principal balances on the Selling Shareholder Notes are reduced.

The Investor Notes are payable in full on June 30, 2009, accrue interest at 8% per annum and are convertible into common stock of the Company at a conversion price of $0.005 per share, provided, however, that the Investor Notes may only be converted on or after the Total Funding Commitment has been satisfied.

Pursuant to the terms of the Note Purchase Agreement, on June 6, 2008, Daniel Motsinger, a designee of the Purchasers, was appointed as a Director and Chief Executive Officer of the Company. On or before the Full Funding Date, and provided that the Purchasers comply with the provisions of the Note Purchase Agreement through that date, the Company’s current officers and directors will resign in such capacity.

As a result of the transactions contemplated by the Note Purchase Agreement, control of the Company has effectively passed from Messrs. Trimble and Peper to the Purchasers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Information

This Form 10-QSB quarterly report of IntelliHome, Inc. (the “Company”) for the three months ended March 31, 2008, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the factors described in herein and in the Company’s other filings with the SEC.

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

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the financial statements for the fiscal year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. As of, and for the three months ended, March 31, 2008, there have been no material changes or updates to the Company’s critical accounting policies as compared to those described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Current Year Developments

Sale of Monitoring Contracts

In January 2008, the Company sold a number of alarm monitoring service contract accounts for a total price of $96,511. The terms of the sale include a 10% holdback reserve of $9,651 that was deducted from the gross proceeds by the purchaser to cover potential contract default by the customer accounts they purchased. The purchaser will have to pay the holdback reserve to the Company on or before May 24, 2009. A reduction in the gross proceeds of $9,850 was made by the purchaser for monies paid to the Company prior to the sale by the accounts that are the subject of the sale, and where the purchaser must provide services to these accounts post-closing that the Company would have otherwise been obligated to provide. As a separate obligation, the Company must provide general repair services to the sold accounts, on an as-needed basis, for a period of twelve months following closing. The Company received a payment of $6,432 from the purchaser as consideration for this obligation. Net proceeds received under the agreement was $83,442. The sale was reported as Other Income – Gain on Sale of Assets.

Renewal of Notes Payable

A note payable to two shareholders, in the original amount of $25,000 and dated September 19, 2007, with a 6-month term at 10.223%, was renewed on March 25, 2008 in the amount of $22,500 after a principal payment of $2,500. The renewed note was for a 6-month term at 13% interest. Interest only payments will begin April 25, 2008, with a final payment of $22,748 due on September 25, 2008.

The note payable to a shareholder for $25,000, originally due February 26, 2008, has been renewed for another 90-day term at 8%. The full principal and accrued interest will be due May 26, 2008.

Preferred Stock Conversions

During the first quarter of 2008, 867,000 Series A Preferred Stock shares were converted to common stock on a one-to-one basis, leaving 3,833,000 shares not converted.

Note Purchase Agreement

On June 5, 2008, the Company, Mark Trimble and various unaffiliated purchasers (the “Purchasers”) entered into a Note Purchase Agreement (the “Note Purchase Agreement”) pursuant to which the Company agreed to issue to the Purchasers convertible promissory notes (the “Investor Notes”) in an aggregate amount up to $575,000. Proceeds from the Investor Notes will be utilized to pay costs associated with bringing the Company’s reports with the SEC current (“Reporting Costs”), to provide working capital to support operations, and to pay outstanding debt of the Company.

As of June 9, 2008, $25,000 had been advanced under the Note Purchase Agreement to pay Reporting Costs. During the subsequent four-week period, the Purchasers are obligated to provide working capital of up to $25,000 to support operations (the “Working Capital Advance”). Within 45 days from the execution of the Note Purchase Agreement (the “Full Funding Date”), the Company and the Purchasers are required to prepare a schedule of all liabilities of the Company and the Purchasers are required to provide funding (“Debt Retirement Funding”) to the Company in an amount equal to the lesser of the amount of liabilities so scheduled (excluding installment debt) or $175,000 (less $60,000 being paid pursuant to the terms of the CRI Purchase Agreement described below) with such amount being applied to retire debt of the Company; provided, however, that the Purchasers may elect to extend the Full Funding Date by 15 days if not less than $87,500 of Debt Retirement Funding has been provided by the original Full Funding Date. Also, by the Full Funding Date, the Purchasers must make satisfactory arrangements to fund the retirement of all remaining debt (the “Excess Debt”) of the Company, assume and pay such remaining debt or cause the Company to issue convertible notes to settle such Excess Debt, or any combination thereof. Total funds to be advanced by the Purchasers to pay Reporting Costs, the Working Capital Advance and the Debt Retirement Funding or to be settled as Excess Debt is limited to $575,000 (the “Total Funding Commitment,” and the actual amounts so funded or settled being referred to as the “Funded Amount”).

Pursuant to the terms of the Note Purchase Agreement, the Company and the Purchasers entered into a Stock Purchase Agreement (the “Trimble Purchase Agreement”) with Mark Trimble and John Peper, the principal officers of the Company, and a Stock Purchase Agreement (the “CRI Purchase Agreement” and, together with the Trimble Purchase Agreement, the “Stock Purchase Agreements”) with Company Reporter Investments II (“CRI”), the holder of the Company’s outstanding preferred stock (the “Preferred Stock”). Under the terms of the Stock Purchase Agreements, Messrs. Trimble and Peper agreed to terminate and release all claims under their respective employment agreements with the Company and to convey all of their shares of common stock of the Company to the Purchasers and CRI agreed to waive and release certain rights that it holds under the Preferred Stock and to convey all of its shares of Preferred Stock to the Purchasers. The aggregate consideration to Messrs. Trimble and Peper and to CRI under the Stock Purchase Agreements is the excess, if any, of Total Funding Commitment over the Funded Amount (such excess, if any, being the “Unallocated Purchase Price”).

The amount payable as Unallocated Purchase Price shall be payable by delivery of convertible promissory notes (the “Selling Shareholder Notes”) of the Company. Each of the Selling Shareholder Notes matures on June 30, 2009, accrues interest at 8% per annum and is convertible, commencing 6 months from issuance, at a price equal to 85% of the market price of the Company’s common stock on the date of conversion.

The Unallocated Purchase Price is allocated 10% to Messrs. Trimble and Peper and 90% to CRI. On signing of the CRI Purchase Agreement, the Purchasers paid to CRI $60,000 and CRI transferred to the Purchasers 1,149,900 shares of Series A Convertible Preferred Stock and 67,500 shares of Series B Convertible Preferred Stock. The shares held by Messrs. Trimble and Peper, and the remaining Preferred Stock held by CRI, will be released to the Purchasers pro rata as the principal balances on the Selling Shareholder Notes are reduced.

The Investor Notes are payable in full on June 30, 2009, accrue interest at 8% per annum and are convertible into common stock of the Company at a conversion price of $0.005 per share, provided, however, that the Investor Notes may only be converted on or after the Total Funding Commitment has been satisfied.

Pursuant to the terms of the Note Purchase Agreement, on June 6, 2008, Daniel Motsinger, a designee of the Purchasers, was appointed as a Director and Chief Executive Officer of the Company. On or before the Full Funding Date, and provided that the Purchasers comply with the provisions of the Note Purchase Agreement through that date, the Company’s current officers and directors will resign in such capacity.

As a result of the transactions contemplated by the Note Purchase Agreement, control of the Company has effectively passed from Messrs. Trimble and Peper to the Purchasers.

Results of Operations

During the three months ended March 31, 2008, we realized a net loss of $13,213 as compared to a net loss of $70,983 during the three months ended March 31, 2007.

Revenue. Revenue for three months ended March 31, 2008 decreased 35.4% to $156,233 from $241,795 during three months ended March 31, 2007. The principal components of revenues for the periods were as follows:

	Three Months Ended March 31,
	2008	2007
Installation Fees	$136,008	$208,229
Monitoring Fees	17,314	23,078
Contract Funding	2,911	10,488
Total	$156,233	$241,795

The decrease in Installation Fees was primarily attributable to a marked downturn in housing starts in the greater-Houston market and continuing weakness in the housing and credit markets. The slowdown in housing starts resulted in reduced volumes in our builder program that is the primary source of our installation fees. Because of the weak outlook in the housing market for the foreseeable future, we have substantially curtailed our installation operations.

The increase in Contract Funding revenues was primarily attributable to the commencement of sales of contracts to Central Security Group. The volume of monitoring contracts eligible to be purchased by Central Security Group is greater than that under our previous arrangement with ADT Security.

The decrease in monitoring fees was attributable to the sale of a large portfolio of monitoring contracts during the quarter.

Cost of Monitoring and Installation. Cost of monitoring and installation for the three months ended March 31, 2008 decreased 26.8% to $82,865 from $113,221 during the three months ended March 31, 2007.

As a percentage of revenues, cost of monitoring and installation increased to 53.0% in the three months ended March 31, 2008 from 46.8% in the three months ended March 31, 2007. The decrease in cost of monitoring and installation was attributable to slowing business associated with housing market weakness.

Truck Expense. Truck expense, reflecting the cost of ownership and operation of our installation and service vehicles, increased by 2.5% to $19,248 for the three months ended March 31, 2008 from $18,769 for the three months ended March 31, 2007.

The increase in truck expense was principally attributable to higher gas costs.

General and Administrative Expense. General and administrative expense decreased by 30% to $39,959 for the 2008 period from $57,060 for the 2007 period.

The decrease in G&A during the 2008 period was principally attributable to cost containment initiatives implemented in reaction to weakening demand associated with the housing market.

Compensation and Benefits. Compensation and benefit expenses decreased by 10% to $109,133 for the 2008 period from $121,350 for the 2007 period.

The decrease in compensation and benefit expense was principally attributable to cost containment initiatives implemented in reaction to weakening demand associated with the housing market.

Interest Expense. Interest and finance charges increased 24.5% to $7,338 for the 2008 period from $5,896 for the 2007 period. The increase in interest expense was attributable to increased debt levels.

Gain on Sale of Contracts. During the 2008 quarter, we realized a gain of $86,661 from the one-time sale of security monitoring contracts.

Gain from Abandonment of Assets. During the 2008 quarter, we abandoned two used trucks and a used van that were worthless and beyond repair and received an insurance settlement for a truck that was wrecked and considered totaled. We realized a gain on those assets abandonments, including the insurance proceeds therefrom, of $2,406.

Financial Condition

Cash Position and Short-Term Liquidity. At March 31, 2008, we had a cash balance of $9,130 and a working capital deficit of $269,135 as compared to a cash balance of $10,946 and a working capital deficit of $265,265 at December 31, 2007.

Operations used cash in the amount of $2,722 during the three months ended March 31, 2008 as compared to $51,877 used in operations during the three months ended March 31, 2007. The decrease in cash used in operations during the 2008 period was principally attributable to the receipt of proceeds from the sale of a portfolio of security monitoring contracts during the period.

Our short-term financing requirements have, in recent periods, been financed primarily through short-term borrowing from our principal officer, Mark Trimble, borrowings on credit cards, borrowings under a line of credit, borrowings from a supplier and borrowings arranged through directors. During the first three months of 2008 we reduced by $2,500 the principal balance of, and extended, an existing $25,000 loan arranged through two directors, extended the maturity on a second shareholder loan and sold a portion of our monitoring contracts, for which we received net proceeds of $83,442, to support short-term financing needs. Subsequent to March 31, 2008, in an effort to assure that we are able to meet our ongoing obligations in light of weak market conditions, we entered into a Note Purchase Agreement pursuant to which we agreed to issue up to $575,000 in principal amount of convertible promissory notes in order to secure financing to meet our obligations and support basic operations. As of June 9, 2008 we had received $25,000 of funding under the Note Purchase Agreement. We expect to receive additional funding over a 45-day period with the intent of settling all outstanding indebtedness. As a result of the transactions contemplated in the Note Purchase Agreement, the purchasers in that agreement are expected to effectively take control of our company. While the Note Purchase Agreement provides potential funding to support our operations, there is no assurance that the purchasers under that agreement will fully fund their obligations thereunder, in which case their notes will not be convertible into common stock and will be due June 30, 2009.

Unearned Revenue on Contracts. We routinely offer security monitoring services in conjunction with our sale and installation of security systems. Contracts for security monitoring services typically range from three months to thirty-six months. Proceeds received from the sale of such contracts relating to periods for which services have not yet been provided are classified as unearned revenue on contracts and are reflected in current or non-current liabilities based on the period in which services are required to be rendered. At March 31, 2008, unearned revenue on contracts totaling $7,985 was classified as current liabilities and $4,085 was classified as non-current liabilities.

Financing Facilities. At March 31, 2008, financing of our business was provided through multiple sources, including a supplier loan, a loan arranged through two directors and a variety of credit card lending arrangements.

At March 31, 2008, we had a note payable in the amount of $20,159 payable to a supplier payable in monthly installments of $6,798 and providing for interest at 7%. We were not making payments on the note, and the note was in default, at March 31, 2008. The note is unsecured and is guaranteed by our President and principal shareholder.

At March 31, 2008, we had available credit of approximately $114,000 under multiple credit card accounts, of which approximately $96,295 was borrowed, including interest. Those accounts each provide for varying interest rates and minimum monthly payments with no stated maturity.

At March 31, 2008, we owed $22,500 on a bank credit facility arranged by two directors from which we received loan proceeds and which we guaranteed. The loan bears interest at 13.0% and is payable in monthly installments of interest only with all unpaid principal and interest due September 25, 2008.

At March 31, 2008, we owed $25,000 to a shareholder pursuant to a note payable due May 26, 2008 with interest accruing at 8%.

As noted above, subsequent to March 31, 2008, we entered into a Note Purchase Agreement pursuant to which we have borrowed $25,000 and may borrow a total of up to $575,000 to pay our existing debts.

Financing Transactions. In order to finance certain short-term requirements and operations, during the quarter ended March 31, 2008, we sold a portfolio of security monitoring contracts for net proceeds of $83,442. See “Current Year Developments - Sale of Monitoring Contracts” above.

Contractual Obligations. At March 31, 2008, our contractual obligations requiring determinable future payments were limited to amounts payable under the promissory notes and supplier loan as discussed above. We lease our executive offices from an unrelated third party under a month-to-month lease and lease a vehicle from our President. Office lease payments are presently $1,250 per month and vehicle rental payments are presently $625 per month.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at March 31, 2008.

Inflation

The Company believes that inflation has not had a significant impact on operations since inception.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer (“CEO”) who also serves as our chief financial officer. Based on this evaluation, our management, including our CEO, concluded that our disclosure controls and procedures were not effective at March 31, 2008.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended March 31, 2008, a single holder of an aggregate of 867,000 shares of the Company’s Series A Convertible Preferred Stock converted those shares into, and the Company issued, 867,000 shares of common stock.

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

Date: June 10, 2008