Form 10QSB
period 2008-06-30
IntelliHome, Inc.
filed 2008-08-20
CIK 1384139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 15, 2008, we had 27,181,500 shares of $0.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)  Yes   ☐  No   ☒

IntelliHome, Inc.

FORM 10-QSB

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheet as of June 30, 2008	3

Statements of Operations for the three months and six
months ended June 30, 2008 and June 30, 2007	4

Statements of Cash Flows for the six months
ended June 30, 2008 and June 30, 2007	5

Notes to Financial Statements	7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	11

Item 3. Controls and Procedures	16

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6. Exhibits	16

PART I - FINANCIAL INFORMATION

ITEM 1.         Financial Statements

IntelliHome, Inc.
BALANCE SHEET
June 30, 2008
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,176
Accounts receivable, net of allowance for doubtful accounts of $0	518
Prepaid expenses	567
Total current assets	33,261

PROPERTY AND EQUIPMENT	700
Total assets	$33,961

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$89,532
Credit cards payable	49,637
Payroll and other accrued liabilities	69,785
Sales tax payable	11,001
Notes payable to shareholders	47,500
Investor notes	50,000
Notes payable to others	68,697
Total current liabilities	386,152

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A convertible preferred stock, $0.001 par value; 6,000,000 shares authorized and issued; 3,833,000 outstanding, $191,650 liquidation value, no redemption value	3,833
Series B convertible preferred stock, $0.001 par value; 2,700,000 shares authorized and issued; 225,000 outstanding, $22,500 liquidation value, no redemption value	225
Common stock, $0.001 par value; 100,000,000 shares authorized;
25,942,000 shares issued and outstanding	25,942
Additional paid-in capital	557,298
Retained deficit	(939,489)
Total shareholders’ deficit	(352,191)
Total liabilities and shareholders’ deficit	$33,961

The accompanying notes are an integral part of these financial statements

IntelliHome, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Loss from discontinued operations	$(203,487)	$(113,775)	$(108,516)	$(45,169)

Other income / expense

Interest income	-	377	-	116
Other income (expense)	(4,418)	5,304	(4,448)	2,046
Net gain on sale, abandonment or				-
write-off of assets	103,210	-	14,142	-
Interest expense and finance charges	(14,074)	(11,573)	(6,735)	(5,677)
Total Other Income (Expenses)	84,718	(5,892)	2,959	(3,515)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(118,769)	(119,667)	(105,557)	(48,684)

Preferred dividends accrued	(898)	(10,587)	(449)	(5,385)
Elimination of accrued preferred dividends upon conversion of preferred stock	21,106	-	21,106	-

NET LOSS AVAILABLE TO
COMMON SHARES	$(98,561)	$(130,254)	$(84,900)	$(54,069)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	25,693,610	21,296,519	25,942,000	21,300,000

The accompanying notes are an integral part of these financial statements

IntelliHome, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(118,769)	$(119,667)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,771	2,716
Non-cash expenses	4,070	50,807
Loss on abandonment or write-off of assets	4,518	-
Changes in operating assets and liabilities:
Accounts receivable	42,815	(15)
Inventories	15,848	5,196
Prepaid expense	2,114	(112)
Accounts payable	14,673	(26,901)
Credit cards payable	(47,542)	(2,012)
Payroll, sales tax and other accrued liabilities	13,418	8,547
Unearned revenue on contracts	(8,924)	(997)

NET CASH USED IN OPERATING ACTIVITIES	(76,008)	(82,438)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash received from sale of assets	1,200	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,200	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,654)	(34,784)
Proceeds from new note to pay credit card debt	49,692	-
Proceeds from issuance of convertible notes	50,000	-
Proceeds from sale of stock	-	45,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	96,038	10,216

NET INCREASE (DECREASE) IN CASH	21,230	(72,222)
Cash, beginning of period	10,946	77,557
Cash, end of period	$32,176	$5,335

The accompanying notes are an integral part of these financial statements

IntelliHome, Inc.
STATEMENTS OF CASH FLOWS
(Continued)
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,946	$10,831
Taxes paid	-	-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in paid-in capital resulting from:
Deferred offering costs, expenses and assets paid for by a
Series A preferred shareholder	4,070	50,807
Increase in common stock par value from:
Conversion of Series A preferred stock to common stock	867	-
Decrease in preferred stock par value from:
Conversion of Series A preferred stock to common stock	(867)	-
Increase (decrease) in retained earnings from:
Preferred stock dividend	(898)	(10,587)
Extinguishment of accrued preferred stock dividends following conversion of preferred stock	21,106	-

IntelliHome, Inc.
Notes to Financial Statements
June 30, 2008
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Intellihome, Inc., dba Advanced Protective Technology Security Services, a Texas corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. See “Note 2 – Discontinued Operations.”

These financial statements should be read in conjunction with the December 31, 2007 financial statements and footnotes, which are in the Company’s annual report on Form 10-KSB.

NOTE 2 – DISCONTINUED OPERATIONS

In June 2008, in connection with the execution of a Note Purchase Agreement and as a result of recurring losses and negative cash flow, the Company determined to discontinue its home security monitoring and smart home operations. Results reflected in the accompanying Statements of Operations relating to the operations so discontinued are reported, for the current periods and for prior year periods, as Loss from Discontinued Operations. See “Note 9 – Note Purchase Agreement.”

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred a loss of $98,561 for the six months ended June 30, 2008 and has retained deficit of $939,489 at June 30, 2008. In addition, the Company has not generated cash flows from operations for the six months ended June 30, 2008. The Company’s continued existence is dependent on its ability to attain profitable operations and achieving a level of revenue adequate to support the Company's cost structure. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to attain profitable operations or additional financing to support the Company’s current operations. If management is not successful, the Company may have to substantially cut back its level of operations that could have an adverse effect on the financial position of the Company. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going concern uncertainty See “Note 9 – Note Purchase Agreement” and “Note 10 - Subsequent Events – Oil and Gas Operations.”

NOTE 4 - PREFERRED STOCK CONVERSIONS

During the six months ended June 30, 2008, 867,000 Series A Preferred Stock shares were converted to common stock on a one-to-one basis, leaving 3,833,000 shares not converted.

NOTE 5 - NOTES PAYABLE IN DEFAULT

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

In April 2008, the Company negotiated a conversion of a business line (credit card) account balance to a single fully amortizing term loan in the amount of $49,692 with a fixed interest rate of 10.25%, and monthly payments of $1,062 through April 15, 2013. Other than an over-funding of the loan in the amount of $1,154 in excess of the business line account balance, which was subsequently applied back against the note principal, no payments have been made by the Company on this new note and the note was in default at June 30, 2008.

NOTE 6 - NOTES PAYABLE IN DEFAULT – SHAREHOLDERS

A note payable to two shareholders, in the original amount of $25,000 and dated September 19, 2007, with a 6-month term at 10.223%, was renewed on March 25, 2008 in the amount of $22,500 after a principal payment of $2,500. The renewed note was for a 6-month term at 13% interest. Interest only payments will begin April 25, 2008, with a final payment of $22,748 due on September 25, 2008. The note was in default at June 30, 2008.

A note payable to a shareholder for $25,000, originally due February 26, 2008, was renewed for another 90-day term at 8%. The full principal and accrued interest was due May 26, 2008. The note was in default at June 30, 2008.

NOTE 7 – NET GAIN ON THE SALE, ABANDOMENT OR WRITE-OFF OF ASSETS

During the six months ended June 30, 2008, the Company recorded certain other income/expenses and a net gain on the sale, abandonment or write-off of assets arising from a sale of certain alarm monitoring contracts and from the abandonment and/or write-off of assets as result of the determination to discontinue the Company’s alarm monitoring business.

Sale of Monitoring Contracts

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

As a result of the discontinued operations, the Company will not be able to perform its obligation to provide general repair services to the sold accounts for the twelve-month period specified in the Agreement. Consequently, the Company feels it will not be in a position to negotiate a return of any of the 10% holdback reserve held by the purchaser. Accordingly, both the unamortized portion of the unearned revenue on the service agreements, and the 10% holdback reserve, have been written off to Other Income/Expense in the financial statements. The net effect of the write-offs is a loss of $4,113.

In June 2008, the Company sold 57 of its security and/or fire alarm monitoring accounts for $15,285. The Company received the sale proceeds at closing. No guarantee period was provided to the purchaser, and the Company assumed no liabilities for the purchaser post-closing. The Company did sign a three-year agreement not to compete for the accounts sold. This sale represented substantially all of the remaining monitoring accounts owned by the Company.

Write-Off/Write-Down of Assets

In June 2008, the Company made numerous unsuccessful attempts to sell off the remaining inventory of alarm equipment and small supplies to other alarm companies. The equipment and supplies are expected to be abandoned and, consequently, the Company wrote off the entire cost of the $8,230 in alarm equipment and supplies inventory remaining at June 30, 2008.

As of June 30, 2008, the Company wrote down the recorded value of two computers with a net book value of $2,087 to the estimated value of $700.

As of June 30, 2008, the Company evaluated the collectability of its accounts receivable from its customers and, based on that evaluation, wrote down $2,421 of accounts considered uncollectible.

NOTE 8 – NOTE PURCHASE AGREEMENT

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

As of June 30, 2008, $50,000 had been advanced under the Note Purchase Agreement to pay Reporting Costs and support operations (the “Working Capital Advance”). Within 45 days from the execution of the Note Purchase Agreement (the “Full Funding Date”), the Company and the Purchasers are required to prepare a schedule of all liabilities of the Company and the Purchasers are required to provide funding (“Debt Retirement Funding”) to the Company in an amount equal to the lesser of the amount of liabilities so scheduled (excluding installment debt) or $175,000 (less $60,000 being paid pursuant to the terms of the CRI Purchase Agreement described below) with such amount being applied to retire debt of the Company; provided, however, that the Purchasers may elect to extend the Full Funding Date by 15 days if not less than $87,500 of Debt Retirement Funding has been provided by the original Full Funding Date. Also, by the Full Funding Date, the Purchasers must make satisfactory arrangements to fund the retirement of all remaining debt (the “Excess Debt”) of the Company, assume and pay such remaining debt or cause the Company to issue convertible notes to settle such Excess Debt, or any combination thereof. Total funds to be advanced by the Purchasers to pay Reporting Costs, the Working Capital Advance and the Debt Retirement Funding or to be settled as Excess Debt is limited to $575,000 (the “Total Funding Commitment,” and the actual amounts so funded or settled being referred to as the “Funded Amount”).

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

The Investor Notes, in the amount of $50,000, are payable in full on June 30, 2009, accrue interest at 8% per annum and are convertible into common stock of the Company at a conversion price of $0.005 per share, provided, however, that the Investor Notes may only be converted on or after the Total Funding Commitment has been satisfied.

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

NOTE 9 – SUBSEQUENT EVENTS

Sale of Vehicle

In July 2008, the Company sold its remaining service truck for $2,000. A $2,000 gain was realized on the sale.

Preferred Stock Conversions

In July 2008, the holder of 1,014,500 shares of Series A Convertible Preferred Stock and 225,000 shares of Series B Convertible Preferred Stock converted those shares and the Company issued 1,239,500 shares of common stock pursuant to those conversions.

Amendment of Note Purchase Agreement

In August 2008, the Company and the Purchasers entered into an amendment to the Note Purchase Agreement pursuant to which the Full Funding Date was extended until August 31, 2008.

Oil and Gas Operations

Subsequent to June 30, 2008, the Company acquired a 15% working interest with an 11.25% working interest in the Eric Foust 4-9 well in Pawnee County, Oklahoma. The well was drilled and is awaiting completion. The Company’s cost in the well was $70,344. Funds to pay for the Company’s interest in the well were advanced by Purchasers under the Note Purchase Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Information

This Form 10-QSB quarterly report of IntelliHome, Inc. (the “Company”) for the six months ended June 30, 2008, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the factors described in herein and in the Company’s other filings with the SEC.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. As of, and for the six months ended, June 30, 2008, there have been no material changes or updates to the Company’s critical accounting policies as compared to those described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Current Year Developments

Discontinued Operations

In June 2008, in connection with the execution of a Note Purchase Agreement and as a result of recurring losses and negative cash flow, the Company determined to discontinue its home security monitoring and smart home operations. Results reflected in the accompanying Statements of Operations relating to the operations so discontinued are reported, for the current periods and for prior year periods, as Loss from Discontinued Operations.

Sale of Monitoring Contracts

In January 2008, the Company sold a number of alarm monitoring service contract accounts for a total price of $96,511. The terms of the sale include a 10% holdback reserve of $9,651 that was deducted from the gross proceeds by the purchaser to cover potential contract default by the customer accounts they purchased. The purchaser will have to pay the holdback reserve to the Company on or before May 24, 2009. A reduction in the gross proceeds of $9,850 was made by the purchaser for monies paid to the Company prior to the sale by the accounts that are the subject of the sale, and where the purchaser must provide services to these accounts post-closing that the Company would have otherwise been obligated to provide. As a separate obligation, the Company must provide general repair services to the sold accounts, on an as-needed basis, for a period of twelve months following closing. The Company received a payment of $6,432 from the purchaser as consideration for this obligation. Net proceeds received under the agreement was $83,442. The sale was reported as Other Income - Gain on Sale of Assets.

As a result of the discontinued operations, the Company will not be able to perform its obligation to provide general repair services to the sold accounts for the twelve-month period specified in the Agreement. Consequently, the Company feels it will not be in a position to negotiate a return of any of the 10% holdback reserve held by the purchaser. Accordingly, both the unamortized portion of the unearned revenue on the service agreements, and the 10% holdback reserve, have been written off to Other Income/Expense in the financial statements. The net effect of the write-offs is a loss of $4,113.

In June 2008, the Company sold 57 of its security and/or fire alarm monitoring accounts for $15,285. The Company received the sale proceeds at closing. No guarantee period was provided to the purchaser, and the Company assumed no liabilities for the purchaser post-closing. The Company did sign a three-year agreement not to compete for the accounts sold. This sale represented substantially all of the remaining monitoring accounts owned by the Company.

Write-Off/Write-Down of Assets

In June 2008, in connection with the determination to discontinue alarm monitoring and related operations, wrote-off certain accounts receivable considered to be uncollectible, wrote-off certain inventories of alarm equipment and small supplies that are expected to be abandoned and wrote-down the recorded value of certain equipment.

Renewal of Notes Payable

A note payable to two shareholders, in the original amount of $25,000 and dated September 19, 2007, with a 6-month term at 10.223%, was renewed on March 25, 2008 in the amount of $22,500 after a principal payment of $2,500. The renewed note was for a 6-month term at 13% interest. Interest only payments will begin April 25, 2008, with a final payment of $22,748 due on September 25, 2008. The note was in default at June 30, 2008.

The note payable to a shareholder for $25,000, originally due February 26, 2008, has been renewed for another 90-day term at 8%. The full principal and accrued interest will be due May 26, 2008. The note was in default at June 30, 2008.

Conversion of Line of Credit to Term Loan

In April 2008, the Company negotiated a conversion of a business line (credit card) account balance to a single fully amortizing term loan in the amount of $49,692 with a fixed interest rate of 10.25%, and monthly payments of $1,062 through April 15, 2013. Other than an over-funding of the loan in the amount of $1,154 in excess of the business line account balance, which was subsequently applied back against the note principal, no payments have been made by the Company on this new note and the note was in default at June 30, 2008.

Preferred Stock Conversions

During the six months ended June 20, 2008, 867,000 Series A Preferred Stock shares were converted to common stock on a one-to-one basis, leaving 3,833,000 shares not converted.

In July 2008, 1,014,500 shares of Series A Convertible Preferred Stock and 225,000 shares of Series B Convertible Preferred Stock were converted into 1,239,500 shares of common stock.

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

As of June 30, 2008, $50,000 had been advanced under the Note Purchase Agreement to pay Reporting Costs and to support operations (the “Working Capital Advance”). Within 45 days from the execution of the Note Purchase Agreement (the “Full Funding Date”), the Company and the Purchasers are required to prepare a schedule of all liabilities of the Company and the Purchasers are required to provide funding (“Debt Retirement Funding”) to the Company in an amount equal to the lesser of the amount of liabilities so scheduled (excluding installment debt) or $175,000 (less $60,000 being paid pursuant to the terms of the CRI Purchase Agreement described below) with such amount being applied to retire debt of the Company; provided, however, that the Purchasers may elect to extend the Full Funding Date by 15 days if not less than $87,500 of Debt Retirement Funding has been provided by the original Full Funding Date. Also, by the Full Funding Date, the Purchasers must make satisfactory arrangements to fund the retirement of all remaining debt (the “Excess Debt”) of the Company, assume and pay such remaining debt or cause the Company to issue convertible notes to settle such Excess Debt, or any combination thereof. Total funds to be advanced by the Purchasers to pay Reporting Costs, the Working Capital Advance and the Debt Retirement Funding or to be settled as Excess Debt is limited to $575,000 (the “Total Funding Commitment,” and the actual amounts so funded or settled being referred to as the “Funded Amount”).

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

In August 2008, the Company and the Purchasers entered into an amendment to the Note Purchase Agreement pursuant to which the Full Funding Date was extended until August 31, 2008.

Oil and Gas Operations

Subsequent to June 30, 2008, the Company acquired a 15% working interest with an 11.25% working interest in the Eric Foust 4-9 well in Pawnee County, Oklahoma. The well was drilled and is awaiting completion. The Company’s cost in the well was $70,344. Funds to pay for the Company’s interest in the well were advanced by Purchasers under the Note Purchase Agreement.

Results of Operations

In light of the determination, in connection with entering the Note Purchase Agreement, to commence oil and gas operations and to terminate and liquidate the prior operations and assets of the Company, all operations for the three and six months ended June 20, 2008 have been classified as Discontinued Operations and all operations for the same periods in 2007 have been reclassified as Discontinued Operations.

With the change in our business plan, we expect that the nature and amount of our revenues and operating expenses will be substantially altered beginning in the third quarter of 2008 to reflect operation as an oil and gas exploration company.

Loss From Discontinued Operations. During the three and six months ended June 30, 2008, we realized a net loss from discontinued operations of $108,516 and $203,487 as compared to a net loss from discontinued operations of $45,169 and $113,775 during the three and six months ended June 30, 2007.

Interest Expense. Interest and finance charges increased to $14,074 for the six months ended June 30, 2008 period from $11,573 for the 2007 period. The increase in interest expense was attributable to increased debt levels, including the issuance of $50,000 of Investor Notes.

Net Gain on Sale, Abandonment, Write-Off of Assets. During the six months ended June 30, 2008, we realized a net gain of $103,210 from the one-time sale of security monitoring contracts and the abandonment or write-off of other assets.

Financial Condition

Cash Position and Short-Term Liquidity. At June 30, 2008, we had a cash balance of $32,176 and a working capital deficit of $352,891 as compared to a cash balance of $10,946 and a working capital deficit of $265,265 at December 31, 2007.

Operations used cash in the amount of $76,008 during the six months ended June 30, 2008 as compared to $82,438 used in operations during the six months ended June 30, 2007.

Financing Transactions and Facilities. Our short-term financing requirements have, in recent periods, been financed primarily through short-term borrowing from our principal officer, Mark Trimble, borrowings on credit cards, borrowings under a line of credit, borrowings from a supplier and borrowings arranged through directors. During the six months ended June 30, 2008 we reduced by $2,500 the principal balance of, and extended, an existing $25,000 loan arranged through two directors, extended the maturity on a second shareholder loan, sold substantially all of our monitoring contracts and converted a bank credit line (credit card) account to a term loan. Substantially all of our credit facilities were in default at June 30, 2008.

In an effort to assure that we are able to meet our ongoing obligations in light of weak market conditions, in June 2008 we entered into a Note Purchase Agreement pursuant to which we agreed to issue up to $575,000 in principal amount of convertible promissory notes in order to secure financing to meet our obligations and support basic operations. As of June 30, 2008 we had received $50,000 of funding under the Note Purchase Agreement. Subsequent to June 30, 2008, the Note Purchase Agreement was amended to extend the Full Funding Date to August 31, 2008. We expect to receive additional funding with the intent of settling all outstanding indebtedness. As a result of the transactions contemplated in the Note Purchase Agreement, the purchasers in that agreement effectively took control of our company. While the Note Purchase Agreement provides potential funding to support our operations, there is no assurance that the purchasers under that agreement will fully fund their obligations thereunder, in which case their notes will not be convertible into common stock and will be due June 30, 2009.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at June 30, 2008.

Inflation

The Company believes that inflation has not had a significant impact on operations since inception.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer (“CEO”) who also serves as our chief financial officer. Based on this evaluation, our management, including our CEO, concluded that our disclosure controls and procedures were not effective at June 30, 2008.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended June 30, 2008, a single holder of an aggregate of 1,014,500 shares of the Company’s Series A Convertible Preferred Stock and 225,000 shares of the Company’s Series B Convertible Preferred Stock converted those shares into, and the Company issued, 1,239,500 shares of common stock.

The shares were issued pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transaction did not involve a public offering. No sales were commissions were paid in connection with the issuance of the shares.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

10.1	Amendment No. 1 to Note Purchase Agreement
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

INTELLIHOME, INC.

Dated: August 20, 2008
	By:	/s/ Daniel Motsinger
Daniel Motsinger
Chief Executive Officer and
Chief Financial Officer