Form 10-K
period 2008-12-31
ATLAS OIL & GAS, INC .
filed 2009-04-15
CIK 1384139

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-140204

ATLAS OIL AND GAS, INC.
(Name of Small Business Issuer in its Charter)

NEVADA	76-0672176
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1020 Brookstown Avenue, Suite 30
Winston Salem, NC 77493
(Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:   (336) 723-0908

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which each is registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No   ☒

The Issuer’s revenues for the fiscal year ended December 31, 2008 were $-0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 1, 2009, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $180,000.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 10, 2009 was 30,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transition Small Business Disclosure Format:  Yes  ☐   No  ☒

Atlas Oil and Gas, Inc.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
TABLE OF CONTENTS

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by Atlas Oil and Gas, Inc. or on Atlas Oil and Gas, Inc’s behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. Atlas Oil and Gas, Inc. claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.  Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing.  The risks included herein are not exhaustive. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Atlas Oil and Gas, Inc.'s business and financial performance. Moreover, Atlas Oil and Gas, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on Atlas Oil and Gas, Inc's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, Atlas Oil and Gas, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

PART I
ITEM 1. DESCRIPTION OF BUSINESS.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations.  Actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis or Plan of Operation.

Unless otherwise noted, references in this Form 10-K to “Atlas” the “Company,” “we,” “our” or “us” means Atlas Oil and Gas,  Inc., a Nevada corporation.

Corporate History

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

Oil and Gas Operations

During the year ended December 31, 2008, the Company acquired a 15% working interest with an 11.25% working interest in the Eric Foust 4-9 well in Pawnee County, Oklahoma. The well was drilled and is awaiting completion. The Company’s cost in the well was $70,344. Funds to pay for the Company’s interest in the well were advanced by Purchasers under the Note Purchase Agreement. Subsequent to the acquisition of the Foust 4-9, the operator approached the Company with a proposition whereby the 4-9 well interest would be reduced, the Company would invest additional funds and the agreements would be re-structured in such a way that the Company would end up with working interests in 8 wells in Pawnee County, Oklahoma as follows:

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

Employees

The Company’s team currently consists of zero (0) employees and several independent contractors.  Each management hire has been carefully selected to address immediate needs in particular functional areas, but also with consideration of the Company’s future needs during a period of expected rapid growth and expansion.  Value is placed not only on outstanding credentials in specific areas of functional expertise, but also on cross-functionality, collegiality, a strong knowledge of content acquisition and distribution, along with hands-on experience in scaling operations from initial beta and development stage through successful commercial deployment.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC.  In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time.  You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

BECAUSE WE ARE QUOTED ON THE OTCBB INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE A TOUGHER TIME SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Although there is presently a market for our common stock, the price of our common stack may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

·	Actual or anticipated fluctuations in our future business and operating results;

·	Changes in or failure to meet market expectations;

·	Fluctuations in stock market price and volume

WE DO NOT INTEND TO PAY DIVIDENDS

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.  THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

OUR BUSINESS PLAN CALLS FOR EXTENSIVE AMOUNTS OF FUNDING AND WE MAY NOT BE ABLE TO OBTAIN SUCH FUNDING WHICH COULD ADVERSELY AFFECT OUR BUSINESS, OPERATIONS, AND FINANCIAL CONDITION.

We will be relying on additional financing and funding. We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the projects as anticipated, this could adversely affect our business, the results of our operations, prospects, and financial condition.

OUR BUSINESS PLAN RELIES ON SIGNIFICANT REVENUE FROM NATIONAL, STATE AND LOCAL GOVERNMENTS AND REDUCTION IN GOVERNMENT REVENUE COULD EFFECT OUR BUSINESS PLAN

A significant portion of our business plan relies upon our ability to successfully charge licensing and other fees to governmental agencies for our services.    The recent worldwide financial crisis, coupled with dramatic reductions in state revenues due to reduced property values and the economic downturn, creates substantial additional uncertainty in both the size and administration of governmental budgets.  In turn, our business plan may be adversely affected if governmental budgets are reduced, if any limitations or restrictions are placed upon the acquisition of new products or services like ours (such as a “freeze” on new products or services) or if expenditure priorities are changed, particularly if budgets available for emergency management services are reduced.    We believe that our services provide a key benefit to emergency managers and the general public,  and that we will ultimately be able to successfully market our services on a widespread basis  but we have no control over general economic conditions or the administration of public funds, so the actual timing of the rate of adoption is subject to additional uncertainty.    Should such uncertainties otherwise adversely affect the execution of our business plan, we will make appropriate adjustments to our plan, generally, and/or to the execution of our plan, specifically, in light of the then-available resources, existing prospects, and rapidly changing conditions.   By way of example, if our adoption rates in the governmental sector are significantly reduced, we may elect to curtail the growth of our operations, divert more resources toward the pursuit of private sector (rather than governmental) enterprises, adjust the pricing or terms of our offerings, or any combination of the foregoing.   In anticipation of the potential for a reduction in the short-term revenue from our services, particularly from our governmental prospects, we have already scaled back expenditures beyond previously planned levels.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a)  our growth strategies, (b) anticipated trends in our industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the “Risk Factors” section of this prospectus, there are a number of other risks inherent in our business and operations which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in this prospectus, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Some of the information in this annual report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this prospectus and in the documents incorporated by reference into this prospectus that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed herein.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable to small business issuers.

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive and operations offices are located in Winston-Salem, North Carolina. The  offices have no rent and there is no lease in place. The offices are provided by executives of the Company on a “as need” basis.

ITEM 3. LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization, or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries, or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company submitted no matters to a vote of its security holders during the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET PRICE AND  DIVIDENDS ON THE  REGISTRANTS  COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

Our common stock commenced trading on the OTC Bulletin Board (“OTCBB”) under the symbol “ATOC.OB”. The following table sets forth the range of high and low sales prices on the OTCBB for each quarter since the commencement of trading.

	High	Low

Calendar Year 2008
Fourth Quarter	$0.006	$0.006

At April 1, 2009, the closing price of the common stock on OTCBB was $0.006.

As of April 1, 2008, there were approximately 12 holders of our common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA.

Not required for smaller reporting Companies

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2007

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

Renewal of Notes Payable

A note payable to two shareholders, in the original amount of $25,000 and dated September 19, 2007, with a 6-month term at 10.223%, was renewed on March 25, 2008 in the amount of $22,500 after a principal payment of $2,500. The renewed note was for a 6-month term at 13% interest. Interest only payments will begin April 25, 2008, with a final payment of $22,748 due on September 25, 2008. The note was in default at December 31, 2008.

The note payable to a shareholder for $25,000, originally due February 26, 2008, has been renewed for another 90-day term at 8%. The full principal and accrued interest will be due May 26, 2008. The note was in default at December 31, 2008.

Conversion of Line of Credit to Term Loan

In April 2008, the Company negotiated a conversion of a business line (credit card) account balance to a single fully amortizing term loan in the amount of $49,692 with a fixed interest rate of 10.25%, and monthly payments of $1,062 through April 15, 2013. Other than an over-funding of the loan in the amount of $1,154 in excess of the business line account balance, which was subsequently applied back against the note principal, no payments have been made by the Company on this new note and the note was in default at December 31, 2008.

Preferred Stock Conversions

During the year ended September 20, 2008, 867,000 Series A Preferred Stock shares were converted to common stock on a one-to-one basis, leaving 3,833,000 shares not converted.

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

As of December 31, 2008, $50,000 had been advanced under the Note Purchase Agreement to pay Reporting Costs and to support operations (the “Working Capital Advance”). Within 45 days from the execution of the Note Purchase Agreement (the “Full Funding Date”), the Company and the Purchasers are required to prepare a schedule of all liabilities of the Company and the Purchasers are required to provide funding (“Debt Retirement Funding”) to the Company in an amount equal to the lesser of the amount of liabilities so scheduled (excluding installment debt) or $175,000 (less $60,000 being paid pursuant to the terms of the CRI Purchase Agreement described below) with such amount being applied to retire debt of the Company; provided, however, that the Purchasers may elect to extend the Full Funding Date by 15 days if not less than $87,500 of Debt Retirement Funding has been provided by the original Full Funding Date. Also, by the Full Funding Date, the Purchasers must make satisfactory arrangements to fund the retirement of all remaining debt (the “Excess Debt”) of the Company, assume and pay such remaining debt or cause the Company to issue convertible notes to settle such Excess Debt, or any combination thereof. Total funds to be advanced by the Purchasers to pay Reporting Costs, the Working Capital Advance and the Debt Retirement Funding or to be settled as Excess Debt is limited to $575,000 (the “Total Funding Commitment,” and the actual amounts so funded or settled being referred to as the “Funded Amount”).

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

Oil and Gas Operations

During the year ended December 31, 2008, the Company acquired a 15% working interest with an 11.25% working interest in the Eric Foust 4-9 well in Pawnee County, Oklahoma. The well was drilled and is awaiting completion. The Company’s cost in the well was $70,344. Funds to pay for the Company’s interest in the well were advanced by Purchasers under the Note Purchase Agreement. Subsequent to the acquisition of the Foust 4-9, the operator approached the Company with a proposition whereby the 4-9 well interest would be reduced, the Company would invest additional funds and the agreements would be re-structured in such a way that the Company would end up with working interests in 8 wells in Pawnee County, Oklahoma as follows:

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

Results of Operations

In light of the determination, in connection with entering the Note Purchase Agreement, to commence oil and gas operations and to terminate and liquidate the prior operations and assets of the Company, all operations for the three and year ended December 31, 2008 have been classified as Discontinued Operations and all operations for the same periods in 2007 have been reclassified as Discontinued Operations.

With the change in our business plan, we expect that the nature and amount of our revenues and operating expenses will be substantially altered beginning in the third quarter of 2008 to reflect operation as an oil and gas exploration company.

Loss From Discontinued Operations. During the three and year ended December 31, 2008, we realized a net loss from discontinued operations of $19,685 and $223,173 as compared to a net loss from discontinued operations of $35,393 and $149,167 during the three and year ended December 31, 2007.

Interest Expense. Interest and finance charges increased to $18,226 for the year ended December 31, 2008 period from $17,327 for the 2007 period. The increase in interest expense was attributable to increased debt levels, including the issuance of $50,000 of Investor Notes.

Net Gain on Sale, Abandonment, Write-Off of Assets. During the year ended December 31, 2008, we realized a net gain of $103,210 from the one-time sale of security monitoring contracts and the abandonment or write-off of other assets.

Financial Condition

Cash Position and Short-Term Liquidity. At December 31, 2008, we had a cash balance of $3,348 and a working capital deficit of $372,106 as compared to a cash balance of $10,946 and a working capital deficit of $265,265 at December 31, 2007.

Operations used cash in the amount of $108,954 during the year ended December 31, 2008 as compared to $99,971 used in operations during the year ended December 31, 2007.

Financing Transactions and Facilities. Our short-term financing requirements have, in recent periods, been financed primarily through short-term borrowing from our principal officer, Mark Trimble, borrowings on credit cards, borrowings under a line of credit, borrowings from a supplier and borrowings arranged through directors. During the six months ended June 30, 2008 we reduced by $2,500 the principal balance of, and extended, an existing $25,000 loan arranged through two directors, extended the maturity on a second shareholder loan, sold substantially all of our monitoring contracts and converted a bank credit line (credit card) account to a term loan. Substantially all of our credit facilities were in default at December 31, 2008.

In an effort to assure that we are able to meet our ongoing obligations in light of weak market conditions, in June 2008 we entered into a Note Purchase Agreement pursuant to which we agreed to issue up to $575,000 in principal amount of convertible promissory notes in order to secure financing to meet our obligations and support basic operations. As of December 31, 2008 we had received $50,000 of funding under the Note Purchase Agreement. Subsequent to June 30, 2008, the Note Purchase Agreement was amended to extend the Full Funding Date to August 31, 2008. We expect to receive additional funding with the intent of settling all outstanding indebtedness. As a result of the transactions contemplated in the Note Purchase Agreement, the purchasers in that agreement effectively took control of our company. While the Note Purchase Agreement provides potential funding to support our operations, there is no assurance that the purchasers under that agreement will fully fund their obligations thereunder, in which case their notes will not be convertible into common stock and will be due June 30, 2009.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at December 31, 2008.

Inflation

The Company believes that inflation has not had a significant impact on operations since inception.

Critical Accounting Policies

Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.
As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported.  A summary of significant accounting policies are detailed in notes to the financial statements which are an integral component of this filing.

Revenue Recognition

Revenue from product sales is recognized upon shipment to customers at which time such customers are invoiced.  Units are shipped under the terms of FOB shipping point when determination is made that collectibility is probable.  Revenues for services are recognized upon completion of the services.  For consulting services and other fee-for-service arrangements, revenue is recognized upon completion of the services.  The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Stock Based Compensation

In December 2004, the FASB issued a revision of SFAS No. 123 ("SFAS No. 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2008 (and without giving effect to any awards which may be granted in 2009), we do not expect our adoption of SFAS No. 123(R) in January 2006 to have a material impact on the financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting Companies

BITEM 8.  FINANCIAL STATEMENTS

TABLE OF CONTENTS	Page

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:	F-1

CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheet at December 31, 2008 and 2007	F-2

Consolidated Statements of Operations for the years ended
December 31, 2008 and 2007	F-3

Consolidated Statements of Stockholders’ Equity for the years ended
December 31, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2008 and 2007	F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have no changes or disagreements with our auditors.

ITEM 9A. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2008.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO).  The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report.  Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established.  Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are not justified.  Management will periodically reevaluate this situation.

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically re-evaluate this situation

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Summary Compensation Table

The following table includes information concerning compensation of our CEO and all executive officers whose compensation exceeded $100,000 during 2007 and 2008:

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Mark Trimble, CEO and CFO	2008	54,843	—	—	5,500	(1)	60,343
	2007	44,769	—	—	6,000	(1)	50,769

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

Director Compensation

We do not presently compensate any of our directors for service in such capacity but may reimburse directors for direct expenses incurred as a result of their service. We intend to evaluate the appointment of one or more independent directors and, in connection therewith, may commence paying fees and/or granting options or other equity compensation for service as non-employee directors

Audit Committee Financial Expert

The Company does not have an audit committee or a compensation committee of its board of directors.  In addition, the Company’s board of directors has determined that the Company does not have an audit committee financial expert serving on the board.  When the Company develops its operations, it will create an audit and a compensation committee and will seek an audit committee financial expert for its board and audit committee.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities.  Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company.   Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers, or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours.  Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities.  Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise.  Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity.  However, all directors may still individually take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Compliance With Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities to file certain reports with the SEC regarding ownership of, and transactions in, our securities.  Such officers, directors, and 10% shareholders are also required by the SEC to furnish us with all Section 16(a) forms that they file.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors, and more than 10% stockholders were not complied with during the fiscal year ended December 31, 2008.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors, and employees.  Code of ethics codifies the business and ethical principles that govern all aspects of our business.  This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company and it is attached as Exhibit 14.1 to our annual report for December 31, 2007.

Indemnification of Officers and Directors

As permitted by Nevada law,  Atlas Oil and Gas,  Inc.'s Amended and Restated  Articles of Incorporation  provide that Atlas Oil and Gas, Inc. will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal  action brought against  them on account of their  being or having  been  Company  directors  or officers unless, in any such action,  they are adjudged to have acted with gross negligence or willful misconduct.

Pursuant to the foregoing  provisions, Atlas Oil and Gas,  Inc. has been informed that, in the opinion of the  Securities  and Exchange  Commission, such  indemnification  is against public policy as expressed in that Act and is, therefore, unenforceable.

Exclusion of Liability

Pursuant to the Nevada Business Corporation Act, Atlas Oil and Gas, Inc.'s Amended and Restated Articles of Incorporation exclude personal liability for its directors for  monetary  damages  based  upon any  violation  of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which  involve intentional misconduct or a knowing violation of law, acts in violation of the  Nevada Business Corporation Act, or any transaction from which a director receives an improper personal benefit.  This exclusion of liability does not limit any right that a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

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

The number of shares beneficially owned by each 5% holder, director or executive officer is determined by the rules of the SEC, and the information does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the person or entity has sole or shared voting power or investment power and also any shares that the person or entity can acquire within 60 days of April 1, 2009 through the exercise of any stock option or other right. For purposes of computing the percentage of outstanding shares of common stock held by each person or entity, any shares that the person or entity has the right to acquire within 60 days after April 1, 2009 are deemed to be outstanding with respect to such person or entity but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or entity. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) over the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. As of April 1, 2009, there were 30,000,000 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Outstanding
Mark Trimble (1)	10,559,049	35.2%

John Peper (1)	3,694,298	12.3%

Steven Trimble (1)	2,326,029	7.8%

David Hammeke (1)	2,326,029	7.8%

All beneficial owners as a group (4 persons)	18,905,405	63.0%

(1)                       Address is., 5150 Franz Rd., Suite 100, Katy, Texas 77439.

In addition to the shares of common stock outstanding at April 1, 2009, we had outstanding 3,833,000 shares of Series A Convertible Preferred Stock and 225,000 shares of Series B Convertible Preferred Stock which, collectively, are convertible into 4,058,000 shares of common stock. All of the outstanding shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock were held by Company Reporter Investments II, L.P., at December 31, 2007. Michael Long may be deemed the beneficial holder of all shares held by Company Reporter Investments II, L.P. Pursuant to the terms of the Series A Convertible Preferred Stock, the conversion of Series A Convertible Preferred Stock and Series B Preferred Stock into shares of common stock is limited such that, immediately following any conversion, the holder may not hold in excess of 4.99% of the then outstanding shares of common stock. As a result of such limitation, the shares indicated as beneficially owned at April 1, 2009 exclude shares that might be deemed to be beneficially owned by Company Reporter Investments II, L.P. upon conversion of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock.

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

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors.  Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding shares of Preferred Stock, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No officer, director, promoter, or affiliate of Atlas Oil and Gas, Inc. has or proposes to have any direct or indirect material interest in any asset held by Atlas Oil and Gas, Inc. through security holdings, contracts, options, or otherwise.

Although there is no current compensation plan in existence, it is probable that Atlas Oil and Gas, Inc. will adopt a plan to pay or accrue compensation to its Officers and Directors for services related to development of the company's business plan.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fiscal 2007

(1)     Audit  Fees

The aggregate fees billed by the independent accountants for the last fiscal year for professional services for the audit of the Company's annual financial statements and the review included in the Company's Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $15,500.

(2)     Audit-Related  Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)     Tax  Fees

The  aggregate fees billed in each of the last two fiscal years for professional services  rendered  by the principal accountants for tax compliance, tax advise, and  tax  planning  was  $-0-.

(4)     All  Other  Fees

There  were  no other fees charged by the principal  accountants  other  than  those  disclosed  in  (1) and (3) above.

Fiscal 2008

(1)     Audit  Fees

The aggregate fees billed by the independent accountants for the last fiscal year  for professional services for the audit of the Company's annual financial statements  and  the  review  included in the Company's Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $15,000.

(2)     Audit-Related  Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not  reported  under  Item  9  (e)(1)  of  Schedule  14A  was  NIL.

(3)     Tax  Fees

The  aggregate fees billed in each of the last two fiscal years for professional services  rendered  by the principal accountants for tax compliance, tax advise, and  tax  planning  was  $-0-.

(4)     All  Other  Fees

There  were  no other fees charged by the principal  accountants  other  than  those  disclosed  in  (1)  and  (3) above.

Audit  Committee's  Pre-approval  Policies

At  the present time, there are not sufficient directors, officers and employees involved  with  Brampton Crest  to  make  any  pre-approval policies meaningful.  Once Brampton Crest has elected more directors and appointed directors and non-directors to the  Audit  Committee it will have meetings and function in a meaningful manner.

Audit  Hours  Incurred

The  principal  accountants  spent  approximately  50 percent of the total hours spent  on  the accounting.  The hours were about equal to the hours spent by the Company's  internal  accountant.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial  statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2008 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for its 2008fiscal year for filing with the SEC.

Pre-Approval Policies

The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

PART IV
ITEM 15.  EXHIBITS AND REPORTS.

Exhibits

3.1	Articles of Incorporation (1)
3.2	Amendments to Articles of Incorporation (1)
3.1	Bylaws of the Corporation (1)

14,	Code of Ethics (1)
21	Subsidiaries (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
__________________________________________________

(1). Incorporated by reference.
(2)  Filed herein.

(a)  (3)   EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 12th day of April, 2009

Atlas Oil and Gas, Inc.

/S/ Dan Motsinger
Dan Motsinger
(Chief Executive Officer)

PART F/S.  FINANCIAL STATEMENTS.

ATLAS OIL AND GAS, INC.

Lawrence Scharfman & Co., CPA P.A.
Certified Public Accountants

18 E. Sunrise Hwy	9608 Honey Bell Circle
Suite 201	Boynton Beach, FL 33437
Freeport, NY 11520
Telephone: (516) 771-5900	Telephone: (561) 733-0296
Fax: (516) 771-2598	Fax: (561) 740-0613

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Atlas Oil and Gas, Inc.
Winston-Salem, North Carolina

We have audited the accompanying  balance sheets of Atlas Oil and Gas, Inc. ("the Company") as of December 31, 2008, and the related statements of operations, stockholders' equity and cash flows for the period ended December 31, 2008. These financial statements   are  the   responsibility   of  the   Company's management.   Our responsibility  is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audit provided a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company's existence is dependent upon management's ability to develop profitable operations. Management is hopeful that the Company will attain profitable status and liquidity if they are able to raise additional capital.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Atlas Oil and Gas, Inc.("the Company") as of December 31, 2008, and the related statements of operations, stockholders' equity and cash flows for the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Lawrence Scharfman CPA
April 15th 2009

Member:
American Institute CPAS	Florida Institute CPAS
Licensed in Florida & New York

Atlas Oil and Gas, Inc.
BALANCE SHEET
December 31, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-0-
Total current assets	-0-
INTEREST IN FOUST WELLS	70,344
PROPERTY AND EQUIPMENT	700
Total assets	$71,044

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and Accrued Expenses	$209,031
Notes payables	236,767
Total current liabilities	445,798

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A convertible preferred stock, $0.001 par value; 6,000,000 shares authorized and issued; 2,818,000 outstanding, $191,650 liquidation value, no redemption value	2,818
Series B convertible preferred stock, $0.001 par value; 2,700,000 shares authorized and issued; none outstanding, $22,500 liquidation value, no redemption value	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,000,000 shares issued and outstanding	30,000
Additional paid-in capital	554,480
Retained deficit	(962,052)
Total shareholders’ deficit	(374,754)
Total liabilities and shareholders’ deficit	$71,044

The accompanying notes are an integral part of these financial statements

Atlas Oil and Gas, Inc.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
Loss from discontinued operations	$(226,521)	$(210,053	) )

Other income / expense

Interest income	-	377
Other income (expense)	(3,793)	8,237
Net gain on sale, abandonment or write-off of assets	105,210	-
Interest expense and finance charges	(18,226)	(23,518	) )
Total Other Income (Expenses)	83,191	(14,904	) )

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(143,330)	(224,957	) )

Preferred dividends accrued	(898)	(16,896	) )
Elimination of accrued preferred dividends upon conversion of preferred stock	19,936	-

NET LOSS AVAILABLE TO COMMON SHARES	$(124,292)	$(241,853	) )

Basic and diluted net loss per share	$(0.00)	$(0.01	) )

Basic and diluted weighted average shares outstanding	25,693,610	21,870,736

The accompanying notes are an integral part of these financial statements

Atlas Oil and Gas, Inc.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(124,292)	$(224,957)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,771	6,226
Non-cash expenses	4,070	114,585
Loss on abandonment or write-off of assets	3,793	-
Changes in operating assets and liabilities:
Accounts receivable	43,334	26,245
Inventories	15,848	(7)
Prepaid expense	2,681	(668)
Accounts payable	8,118	(15,297)
Credit cards payable	(43,993)	(546)
Payroll, sales tax and other accrued liabilities	(14,708)	(26,637)
Unearned revenue on contracts	(8,924)	(2,457)

NET CASH USED IN OPERATING ACTIVITIES	(112,302)	(123,513)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-0-	(3,314)
Cash received from sale of assets	5,092	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	5,092	(3,314)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(1,462)	(34,784)
Advance from shareholder	47,726	50,000
Proceeds from related party loan	50,000	-0-
Proceeds from sale of stock	-	45,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	96,264	60,216

NET (DECREASE) IN CASH	(10,946)	(66,611)
Cash, beginning of period	10,946	77,557
Cash, end of period	$-0-	$10,946

Atlas Oil and Gas, Inc.
STATEMENTS OF CASH FLOWS
(Continued)

	For the Year Ended December 31,
	2008	2007

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,946	$20,898
Taxes paid	-	-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in paid-in capital resulting from:
Deferred offering costs, expenses and assets paid for by a Series A preferred shareholder	4,070	114,585
Increase in common stock par value from:
Conversion of Series A preferred stock to common stock	867	3775
Decrease in preferred stock par value from:
Conversion of Series A preferred stock to common stock	(867)	3775
Increase (decrease) in retained earnings from:
Preferred stock dividend	(898)	16,896
Extinguishment of accrued preferred stock dividends following conversion of preferred stock	19,936	-

Atlas Oil and Gas, Inc.
Notes to Financial Statements
December 31, 2008

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

BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries, America’s Emergency Network, Inc. and Laurentian Peak Capital.  All material intercompany balances and transactions have been eliminated

GOING CONCERN AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations the last two years and has a significant working capital deficiency as of December31, 2008 of $375,384

Management believes the Company can raise adequate capital for the Company’s required working capital needs for 2009. Management also believes that it still needs substantial capital in order to carry out its business plan,  No assurance can be given that the Company can obtain the required estimated additional working capital, or if obtained, that such funding will not cause substantial dilution to stockholders of the Company. The Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing of its product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

INVENTORY

 Inventory  was  comprised  of  finished  goods of  consumer  personal  care products and is stated at lower of cost or market. As of December 31, 2008 the company has written off the inventory due to spoilage.

Atlas Oil and Gas, Inc.
Notes to Financial Statements
December 31, 2008

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 144”). SFAS No. 144 requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Assets with a carrying value of $3.4 million held and used by the Company during the year ended December 31, 2008, including amortizable intangible assets, are reviewed for impairment whenever events or circumstances ATLAS OIL indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test is performed based on assumptions concerning the amount and timing of estimated future cash flows reflecting varying degrees of perceived risk. Impairments to long-lived assets to be disposed of are recorded based upon the fair value of the applicable assets. Since judgment is involved in determining the fair value and useful lives of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated. Management believes that a change in any material underlying assumptions would not by itself result in the need to impair an asset.

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of December 31, 2008 this does not apply.

GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued Statement No. 142 Goodwill and Other Intangible Assets.  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets.  It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited, with a weighted average useful life of 15 years.

In performing this assessment, management uses the income approach and the similar transactions method of the market approach to develop the fair value of the acquisition in order to assess its potential impairment of goodwill. The income approach is based on a discounted cash flow model which relies on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time. The similar transactions method is a market approach methodology in which the fair value of a business is estimated by analyzing the prices at which companies similar to the subject, which are used as guidelines, have sold in controlling interest transactions (mergers and acquisitions). Target companies are compared to the subject company, and multiples paid in transactions are analyzed and applied to subject company data, resulting in value indications. Comparability can be affected by, among other things, the product or service produced or sold, geographic markets served, competitive position, profitability, growth expectations, size, risk perception, and capital structure. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

Atlas Oil and Gas, Inc.
Notes to Financial Statements
December 31, 2008

REVENUE RECOGNITION

Revenue for video streaming and maintenance services is recognized monthly as services are provided pursuant to the terms of contracts or purchase orders, which have prices that are fixed and determinable. The Company assesses the clients ability to meet the contract terms, including meeting payment obligations, before entering into the contract. Deferred revenue results from customers who are billed for monitoring in advance of the period in which the services are provided, on a monthly, quarterly or annual basis.

The Company follows Staff Accounting Bulletin 104 (SAB 104), which requires the Company to defer certain installation revenue and expenses, primarily equipment, direct labor and direct and incremental sales commissions incurred. The capitalized costs and deferred revenues related to the installation are then amortized over the 10 year life of an average customer relationship, on a straight line basis. If the customer being monitored is disconnected prior to the expiration of the original expected life, the unamortized portion of the deferred installation revenue and related capitalized costs are recognized in the period the disconnection becomes effective. In accordance with EITF 00-21,

“Revenue Arrangements with Multiple Deliverables”, the security service contracts that include both installation and monitoring services are considered a single unit of accounting. The criteria in EITF 00-21 that the Company does not meet for monitoring services and installation services to be considered separate units of accounting is that the installation service to customers has no standalone value. The installation service alone is not functional to customers without the monitoring service.

Revenue for installation services, for which no contract is connected, is recognized at the time the installation is completed.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is computed using the  straight-line method over the estimated  useful lives of the assets. Expenditures for major  betterments and additions are  capitalized,  while replacement, maintenance and repairs, which do not extend the lives of the  respective assets,  are currently charged to expense.  Any gain or loss on  disposition of assets is recognized currently in the statement of income.

 FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's  financial  instruments  consist primarily of cash, accounts  payable and  accrued  expenses,  and debt.  The  carrying  amounts of such  financial  instruments  approximate their respective  estimated fair value due to the short-term  maturities and approximate market interest rates of  these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current  market  exchange or from future earnings or cash flows.

Atlas Oil and Gas, Inc.
Notes to Financial Statements
December 31, 2008

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended December 31, 2007 and  2008.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the years ended December 31, 2007 and  2008, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123R, "Accounting for Stock-Based Compensation". This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service.

In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. The fair value of that award has been remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

For the year ended December 31, 2008, the Company did not grant any stock options.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NON-EMPLOYEE STOCK BASED COMPENSATION

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

Atlas Oil and Gas, Inc.
Notes to Financial Statements
December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMMON STOCK PURCHASE WARRANTS

The Company accounts for common stock purchase warrants in accordance with the provisions of Emerging Issues Tack Force Issue (“EITF”) issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

COMMON STOCK PURCHASE WARRANTS

The Company accounts for common stock purchase warrants in accordance with the provisions of Emerging Issues Tack Force Issue (“EITF”) issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

INCOME TAXES

The Company accounts for income taxes using SFAS No. 109,  "Accounting for  Income Taxes," which requires  recognition of deferred tax liabilities and  assets for  expected  future  tax  consequences  of events  that have been included in the financial  statements  or tax returns.  Under this method,  deferred tax liabilities and assets are determined based on the difference  between the financial  statement  and tax bases of assets and  liabilities using  enacted  tax rates in effect for the year in which the  differences are  expected to reverse.  A valuation  allowance is recorded for deferred  tax assets if it is more likely  than not that some  portion or all of the  deferred tax assets will not be realized.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48  (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

Atlas Oil and Gas, Inc.
Notes to Financial Statements
December 31, 2008

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FSP FAS 157-1, FAS 157-2, and FAS 157-3. FSP FAS 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of this FSP. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has adapted SFAS No. 159 to its consolidated financial statements. The adoption of this standard has no material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations” (SFAS 141). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. Upon adoption, SFAS 141(R) will not have a significant impact on our consolidated financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under existing U.S. Generally Accepted Accounting Principles (GAAP).

Atlas Oil and Gas, Inc.
Notes to Financial Statements
December 31, 2008

NOTE 3 - RECENT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We have evaluated this new statement and have determined that the statement will not have a significant impact on the reporting of our financial position and results of operations.

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R),  Share-Based Payment . The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement; however, the new statement will not have an impact on the determination of our financial results.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

Atlas Oil and Gas, Inc.
Notes to Financial Statements
December 31, 2008

NOTE 3 - RECENT ACCOUNTING POLICIES (CONTINUED)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In May 2008 the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). ” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This FSP provides that unvested share-based payment awards that contain non forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The provisions of FSP No. 03-6-1 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The provisions of FSP No. 03-6-1 are effective for the Company retroactively in the first quarter ended March 31, 2009. The Company is currently assessing the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its’ consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 - RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE 5 -INCOME TAXES

As of  December  31,  2007 and 2008 the Company had Federal and state net  operating losses of approximately $559,000 and $5,498,000, that are  subject  to limitations. The losses are available to offset future income. The net operating  loss carryforwards will expire in various years  through 2028.

Atlas Oil and Gas, Inc.
Notes to Financial Statements
December 31, 2008

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change", as defined by the Internal Revenue Code. Federal and  state net operating losses are subject to limitations as a result of these restrictions. The Company experienced a substantial change in ownership exceeding 50%. As a result, the Company's ability to utilize its net operating  losses  against future income has been significantly reduced.

In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some of the losses will be used in the future. Management expects that they will not have benefit in the future. Accordingly, a full valuation allowance has been established.

NOTE 6 – DISCONTINUED OPERATIONS

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

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred a loss of $120,944 for the year ended December 31, 2008 and has retained deficit of $958,704 at December 31, 2008. In addition, the Company has not generated cash flows from operations for the year ended December 31, 2008. The Company’s continued existence is dependent on its ability to attain profitable operations and achieving a level of revenue adequate to support the Company's cost structure. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to attain profitable operations or additional financing to support the Company’s current operations. If management is not successful, the Company may have to substantially cut back its level of operations that could have an adverse effect on the financial position of the Company. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going concern uncertainty see “Note 9 – Note Purchase Agreement” and “Note 10 - Subsequent Events – Oil and Gas Operations.”

NOTE 8 - PREFERRED STOCK CONVERSIONS

During the year ended December 31, 2008, 1,170,000 Series A Preferred Stock shares were converted to common stock on a one-to-one basis, leaving 2,818,000 shares not converted.

NOTE 9 - NOTES PAYABLE IN DEFAULT

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

In April 2008, the Company negotiated a conversion of a business line (credit card) account balance to a single fully amortizing term loan in the amount of $49,692 with a fixed interest rate of 10.25%, and monthly payments of $1,062 through April 15, 2013. Other than an over-funding of the loan in the amount of $1,154 in excess of the business line account balance, which was subsequently applied back against the note principal, no payments have been made by the Company on this new note and the note was in default at December 31, 2008.

Atlas Oil and Gas, Inc.
Notes to Financial Statements
December 31, 2008

NOTE 10 - NOTES PAYABLE IN DEFAULT – SHAREHOLDERS

A note payable to two shareholders, in the original amount of $25,000 and dated September 19, 2007, with a 6-month term at 10.223%, was renewed on March 25, 2008 in the amount of $22,500 after a principal payment of $2,500. The renewed note was for a 6-month term at 13% interest. Interest only payments will begin April 25, 2008, with a final payment of $22,748 due on September 25, 2008. The note was in default at December 31, 2008.

A note payable to a shareholder for $25,000, originally due February 26, 2008, was renewed for another 90-day term at 8%. The full principal and accrued interest was due May 26, 2008. The note was in default at December 31, 2008.

NOTE 11 – NET GAIN ON THE SALE, ABANDOMENT OR WRITE-OFF OF ASSETS

During the year ended December 31, 2008, the Company recorded certain other income/expenses and a net gain on the sale, abandonment or write-off of assets arising from a sale of certain alarm monitoring contracts and from the abandonment and/or write-off of assets as result of the determination to discontinue the Company’s alarm monitoring business.

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

As of December 31, 2008, the Company wrote down the recorded value of two computers with a net book value of $2,087 to the estimated value of $700.

Atlas Oil and Gas, Inc.
Notes to Financial Statements
December 31, 2008

As of December 31, 2008, the Company evaluated the collectability of its accounts receivable from its customers and, based on that evaluation, wrote down $518 of accounts considered uncollectible.

NOTE 12 – NOTE PURCHASE AGREEMENT

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

As of December 31, 2008, $50,000 had been advanced under the Note Purchase Agreement to pay Reporting Costs and support operations (the “Working Capital Advance”). Within 45 days from the execution of the Note Purchase Agreement (the “Full Funding Date”), the Company and the Purchasers are required to prepare a schedule of all liabilities of the Company and the Purchasers are required to provide funding (“Debt Retirement Funding”) to the Company in an amount equal to the lesser of the amount of liabilities so scheduled (excluding installment debt) or $175,000 (less $60,000 being paid pursuant to the terms of the CRI Purchase Agreement described below) with such amount being applied to retire debt of the Company; provided, however, that the Purchasers may elect to extend the Full Funding Date by 15 days if not less than $87,500 of Debt Retirement Funding has been provided by the original Full Funding Date. Also, by the Full Funding Date, the Purchasers must make satisfactory arrangements to fund the retirement of all remaining debt (the “Excess Debt”) of the Company, assume and pay such remaining debt or cause the Company to issue convertible notes to settle such Excess Debt, or any combination thereof. Total funds to be advanced by the Purchasers to pay Reporting Costs, the Working Capital Advance and the Debt Retirement Funding or to be settled as Excess Debt is limited to $575,000 (the “Total Funding Commitment,” and the actual amounts so funded or settled being referred to as the “Funded Amount”).

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

Atlas Oil and Gas, Inc.
Notes to Financial Statements
December 31, 2008

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

NOTE 13 – OTHER EVENTS

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

Oil and Gas Operations

In keeping with the intent of the Company to pursue opportunities in the energy business, the Company acquired a 15% working interest with an 11.25% working interest in the Eric Foust 4-9 well in Pawnee County, Oklahoma. The well was drilled and is awaiting completion. The Company’s cost in the well was $70,344. Funds to pay for the Company’s interest in the well were advanced by Purchasers under the Note Purchase Agreement. Pursuant to an agreement with the operator of the field the Company agreed to invest an additional $59,130.00 and exchanged its 15% working interest in the one Foust 4-9 into a smaller working interest in eight wells as follows:

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

Atlas Oil and Gas, Inc.
Notes to Financial Statements
December 31, 2008

Name and Domicile Change

In October, the Company changed its name to Atlas Oil and Gas, Inc. received a new trading symbol OTC-BB "ATOG" and moved its domicile from Texas to Nevada to more accurately reflect its move into the energy sector.