Form 10-Q
period 2009-03-31
ATLAS OIL & GAS, INC .
filed 2009-05-20
CIK 1384139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

Commission File Number 333-140204

———————

Atlas Oil and Gas, Inc.

(Exact name of small business issuer as specified in its charter)

———————

Nevada	76-0672176
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1020 Brookstown Avenue, Suite 30

Winston Salem, NC 27101

(Address of principal executive offices)(Zip Code)

(336) 723-0908

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of May 19, 2009, we had 32,000,000 shares of $0.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☑

Atlas Oil and Gas, Inc.

FORM 10-Q

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

2

Balance Sheet as of March 31, 2008

2

Statements Of Operations for the Three Months Ended March 31, 2009 and 2008

3

Statements Of Cash Flows for the Three Months Ended March 31, 2009 and 2008

4

Notes To Financial Statements

5

Item 2.        Management's Discussion And Analysis Or Plan Of Operations

17

Item 3.        Quantitative And Qualitative Disclosures About Market Risk

21

Item 4.        Controls And Procedures

21

PART II OTHER INFORMATION

Item 1.        Legal Proceedings

23

Item 1A.     Risk Factors

23

Item 2.        Changes In Securities And Small Business Issuer Purchases Of Equity Securities

26

Item 3.        Defaults Upon Senior Securities

26

Item 4.        Submission Of Matters To A Vote Of Security Holders

26

Item 5.        Other Information

26

Item 6.        Exhibits

27

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-K for the year ended December 31, 2008 (audited). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

ATLAS OIL AND GAS, INC.

BALANCE SHEET

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-0-	$-0-
Total current assets	-0-	-0-
INTEREST IN FOUST WELLS	70,344	70,344
PROPERTY AND EQUIPMENT	700	700
Total assets	$71,044	$71,044

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and Accrued Expenses	$209,829	$209,031
Notes payables	246,361	236,767
Total current liabilities	456,190	445,798

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A convertible preferred stock, $0.001 par value; 6,000,000 shares authorized; 2,818,000 outstanding and issued	2,818	2,818
Series B convertible preferred stock, $0.001 par value; 2,700,000 shares authorized and issued; none outstanding	––	––
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,000,000 shares issued and outstanding	30,000	30,000
Additional paid-in capital	554,480	554,480
Retained deficit	(972,444)	(962,052)
Total shareholders’ deficit	(385,146)	(374,754)
Total liabilities and shareholders’ deficit	$71,044	$71,044

The accompanying notes are an integral part of these unaudited financial statements

Atlas Oil and Gas, Inc.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2008
REVENUES:

Revenues	$-0-	$-0-

EXPENSES:

General and administrative	10,392	39,959
TOTAL EXPENSES	10,392	39,959

LOSS FROM OPERATIONS	(10,392)	(39,959)

OTHER INCOME / EXPENSE

Loss on discontinued operations	-0-	(55,013)
Other income	-0-	30
Gain on sale/abandonment of assets	-0-	89,067
Interest expense and finance charges	-0-	(7,338)
TOTAL OTHER INCOME (EXPENSES)	-0-	26,746

PROVISION FOR INCOME TAXES	––	––

NET LOSS	(10,392)	(13,213)

Preferred dividends accrued	-0-	(449)

NET LOSS AVAILABLE TO COMMON SHARES	$(10,392)	$(13,662)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares	30,000,000	24,445,220

The accompanying notes are an integral part of these unaudited financial statements

Atlas Oil and Gas, Inc.

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,392)	$(13,213)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization		635
Non-cash expenses		4,695
Gain on abandonment of assets		(2,406)
Changes in operating assets and liabilities:
Accounts receivable		(3,447)
Inventories		(1,766)
Prepaid expense		(980)
Accounts payable	798	9,755)
Credit cards payable		(884)
Payroll, sales tax and other accrued liabilities		(217)
Unearned revenue on contracts		(3,146)

NET CASH USED IN OPERATING ACTIVITIES	(9,594)	(2,722)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from abandonment of assets	-0-	3,406

NET CASH PROVIDED BY INVESTING ACTIVITIES	-0-	3,406

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	9,594	––
Principal payment on notes payable	––	(2,500)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,594	(2,500)

NET DECREASE IN CASH	-0-	(1,816)
Cash, beginning of period	-0-	10,946
Cash, end of period	$-0-	$9,130

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-0-	$4,509
Taxes paid	––	––
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in paid-in capital resulting from:
Sale of preferred and common stock	––	––
Deferred offering costs, expenses and assets paid for by a Series A preferred shareholder	-0-	4,070
Increase in common stock par value from:
Sale of common stock	––	––
Conversion of Series A preferred stock to common stock	-0-	867
Increase (decrease) in preferred stock par value from:
Sale of preferred stock	––	––
Conversion of Series A preferred stock to common stock	-0-	(867)
Decrease in retained earnings for preferred stock dividend	-0-	(448)

The accompanying notes are an integral part of these unaudited financial statements

Atlas Oil and Gas, Inc.

Notes to Financial Statements

March 31, 2009

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

NOTE 2 - IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of March31, 2009 this does not apply.

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

Atlas Oil and Gas, Inc.

Notes to Financial Statements

March 31, 2009

(Unaudited)

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (“SAB No. 104”). SAB 104 clarifies application of generally accepted accounting principles related to revenue transactions. The Company also follows the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF Issue No. 00-21"), in arrangements with multiple deliverables.

The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

The Company receives revenue for consulting services, video streaming services, equipment sales and leasing, installation, content licensing, and maintenance agreements. Sales and leasing agreement terms generally are for one year, and are renewable year to year thereafter. Revenue for consulting services is recognized as the services are provided to customers. For upfront payments and licensing fees related to contract research or technology, the Company determines if these payments and fees represent the culmination of a separate earnings process or if they should be deferred and recognized as revenue as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations. Revenues from monthly video streaming agreements, as well as equipment maintenance, are recorded when earned. Operating equipment lease revenues are recorded as they become due from customers. Revenues from equipment sales and installation are recognized when equipment delivery and installation have occurred, and when collectability is reasonably assured.

In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with EITF Issue No. 00-21. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s) and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

Atlas Oil and Gas, Inc.

Notes to Financial Statements

March 31, 2009

(Unaudited)

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through March 31, 2009.  Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the quarter ended March 31, 2009

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the quarter ended March 31, 2009 are anti-dilutive and therefore are not included in earnings (loss) per share.

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

Atlas Oil and Gas, Inc.

Notes to Financial Statements

March 31, 2009

(Unaudited)

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

For the quarter ended March 31, 2009, the Company did not grant any stock options.

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

INCOME TAXES

The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the quarter in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Atlas Oil and Gas, Inc.

Notes to Financial Statements

March 31, 2009

(Unaudited)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Atlas Oil and Gas, Inc.

Notes to Financial Statements

March 31, 2009

(Unaudited)

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

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 141R, Business Combinations (“FAS 141R”), FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FSP 160”), Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), Emerging Issues Task Force (“EITF”) Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements, EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”), EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”), FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) and FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)(“APB 14-1”).

FAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. This standard requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values with limited exceptions. Additionally, FAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. Transactions are now being accounted for under this standard. On April 1, 2009, the FASB issued Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which is effective January 1, 2009, and amends the guidance in FAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability would be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies (“FAS 5”), and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. If the fair value is not determinable and the FAS 5 criteria are not met, no asset or liability would be recognized.

FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

Atlas Oil and Gas, Inc.

Notes to Financial Statements

March 31, 2009

(Unaudited)

FAS 160 provides guidance for the accounting, reporting and disclosure of non-controlling interests and requires, among other things, that non-controlling interests be recorded as equity in the consolidated financial statements.  The adoption of FAS 160 did not affect the Company’s consolidated financial position or consolidated results of operations.

FAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, FAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since FAS 161 requires only additional disclosures about the Company’s derivatives and hedging activities, the adoption of FAS 161 did not affect the Company’s consolidated financial position or consolidated results of operations.

EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The effect of adoption of EITF 07-1 did not affect the Company’s consolidated financial position or consolidated results of operations.

EITF 08-6, which is effective January 1, 2009, clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is applied on a prospective basis to future transactions.

EITF 08-7, which is effective January 1, 2009, clarifies that a defensive intangible asset (an intangible asset that the entity does not intend to actively use, but intends to hold to prevent others from obtaining access to the asset) should be accounted for as a separate unit of accounting and should be assigned a useful life that reflects the entity’s consumption of the expected benefits related to the asset. EITF 08-7 is applied on a prospective basis to future transactions.

FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the earnings per share calculation pursuant to the two class method. The effect of adoption of FSP EITF 03-6-1 was not material to the Company’s consolidated results of operations.

APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 was adopted on January 1, 2009, and did not affect the Company’s consolidated financial position or consolidated results of operations.

Recently Issued Accounting Standards

The FASB recently issued Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2”) and Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1/APB 28-1”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for an asset or liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. Since FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, the Company will adopt the provisions of FSP FAS 157-4 during the second quarter of 2009 and is currently assessing the impact of adoption on its consolidated financial position and consolidated results of operations.

Atlas Oil and Gas, Inc.

Notes to Financial Statements

March 31, 2009

(Unaudited)

FSP FAS 115-2/124-2 changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. Since FSP FAS 115-2/124-2 is effective for interim reporting periods ending after June 15, 2009, the Company will adopt the provisions of FSP FAS 115-2/124-2 during the second quarter of 2009 and is currently assessing the impact of adoption on its consolidated financial position and consolidated results of operations.

FSP FAS 107-1/APB 28-1 requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of FSP FAS 107-1/APB 28-1, disclosures about fair values of financial instruments were only required to be disclosed annually. FSP FAS 107-1/APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. Since FSP FAS 107-1/APB 28-1 is effective for interim reporting periods ending after June 15, 2009, the Company will adopt FSP FAS 107-1/APB 28-1 in the second quarter 2009. Since FSP FAS 107-1/APB 28-1 requires only additional disclosures of fair values of financial instruments in interim financial statements, the adoption will not affect the Company’s consolidated financial position or consolidated results of operations.

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

NOTE 5 -INCOME TAXES

As of March 31, 2009 the Company had Federal and state net operating losses of approximately $972,000 that are subject to limitations. The losses are available to offset future income. The net operating loss carryforwards will expire in various years through 2028.

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

Atlas Oil and Gas, Inc.

Notes to Financial Statements

March 31, 2009

(Unaudited)

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

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred a loss of $10,392 and has retained deficit of $972,444 at March 31, 2009. In addition, the Company has not generated cash flows from operations for the quarter ended March 31, 2009. The Company’s continued existence is dependent on its ability to attain profitable operations and achieving a level of revenue adequate to support the Company's cost structure. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to attain profitable operations or additional financing to support the Company’s current operations. If management is not successful, the Company may have to substantially cut back its level of operations that could have an adverse effect on the financial position of the Company. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going concern uncertainty see “Note 9 – Note Purchase Agreement” and “Note 10 - Subsequent Events – Oil and Gas Operations.”

NOTE 8 - NOTES PAYABLE IN DEFAULT

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

In April 2008, the Company negotiated a conversion of a business line (credit card) account balance to a single fully amortizing term loan in the amount of $49,692 with a fixed interest rate of 10.25%, and monthly payments of $1,062 through April 15, 2013. Other than an over-funding of the loan in the amount of $1,154 in excess of the business line account balance, which was subsequently applied back against the note principal, no payments have been made by the Company on this new note and the note was in default at March 31, 2009.

NOTE 9 - NOTES PAYABLE IN DEFAULT – SHAREHOLDERS

A note payable to two shareholders, in the original amount of $25,000 and dated September 19, 2007, with a 6-month term at 10.223%, was renewed on March 25, 2008 in the amount of $22,500 after a principal payment of $2,500. The renewed note was for a 6-month term at 13% interest. Interest only payments will begin April 25, 2008, with a final payment of $22,748 due on September 25, 2008. The note was in default at March 31, 2009.

A note payable to a shareholder for $25,000, originally due February 26, 2008, was renewed for another 90-day term at 8%. The full principal and accrued interest was due May 26, 2008. The note was in default at March 31, 2009.

NOTE 10 – NET GAIN ON THE SALE, ABANDOMENT OR WRITE-OFF OF ASSETS

During the year ended March 31, 2009, the Company recorded certain other income/expenses and a net gain on the sale, abandonment or write-off of assets arising from a sale of certain alarm monitoring contracts and from the abandonment and/or write-off of assets as result of the determination to discontinue the Company’s alarm monitoring business.

Atlas Oil and Gas, Inc.

Notes to Financial Statements

March 31, 2009

(Unaudited)

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

NOTE 11 – NOTE PURCHASE AGREEMENT

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

As of March 31, 2009, $50,000 had been advanced under the Note Purchase Agreement to pay Reporting Costs and support operations (the “Working Capital Advance”). Within 45 days from the execution of the Note Purchase Agreement (the “Full Funding Date”), the Company and the Purchasers are required to prepare a schedule of all liabilities of the Company and the Purchasers are required to provide funding (“Debt Retirement Funding”) to the Company in an amount equal to the lesser of the amount of liabilities so scheduled (excluding installment debt) or $175,000 (less $60,000 being paid pursuant to the terms of the CRI Purchase Agreement described below) with such amount being applied to retire debt of the Company; provided, however, that the Purchasers may elect to extend the Full Funding Date by 15 days if not less than $87,500 of Debt Retirement Funding has been provided by the original Full Funding Date. Also, by the Full Funding Date, the Purchasers must make satisfactory arrangements to fund the retirement of all remaining debt (the “Excess Debt”) of the Company, assume and pay such remaining debt or cause the Company to issue convertible notes to settle such Excess Debt, or any combination thereof. Total funds to be advanced by the Purchasers to pay Reporting Costs, the Working Capital Advance and the Debt Retirement Funding or to be settled as Excess Debt is limited to $575,000 (the “Total Funding Commitment,” and the actual amounts so funded or settled being referred to as the “Funded Amount”).

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

Atlas Oil and Gas, Inc.

Notes to Financial Statements

March 31, 2009

(Unaudited)

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

Pursuant to the terms of the Note Purchase Agreement, on June 6, 2008, Daniel Motsinger, was appointed as a Director and Chief Executive Officer of the Company. On or before the Full Funding Date, and provided that the Purchasers comply with the provisions of the Note Purchase Agreement through that date, the Company’s current officers and directors will resign in such capacity.

As a result of the transactions contemplated by the Note Purchase Agreement, control of the Company has effectively passed from Messrs. Trimble and Peper to Mr. Dan Motsinger and the Purchasers.

NOTE 12 – OTHER EVENTS

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

Atlas Oil and Gas, Inc.

Notes to Financial Statements

March 31, 2009

(Unaudited)

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

Name and Domicile Change

In October 2008, the Company changed its name to Atlas Oil and Gas, Inc. received a new trading symbol OTC-BB "ATOG" and moved its domicile from Texas to Nevada to more accurately reflect its move into the energy sector.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited financial statements. This discussion should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, that we make in this Quarterly Report on Form 10-Q are forward-looking. The words "anticipates," "believes," "expects," "intends," "will continue," "estimates," "plans," "projects," the negative of these terms and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean the statement is not forward-looking.

Forward-looking statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Certain risks, uncertainties or other important factors are detailed in this Quarterly Report on Form 10-Q and may be detailed from time to time in other reports we file with the Securities and Exchange Commission, including on Forms 8-K and 10-K.

Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, pricing levels, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

•

the risks of a development stage company;

•

management’s plans, objectives and budgets for its future operations and future economic performance;

•

capital budget and future capital requirements;

•

meeting future capital needs;

•

our dependence on management and the need to recruit additional personnel;

•

limited trading for our common stock

•

the level of future expenditures;

•

impact of recent accounting pronouncements;

•

the outcome of regulatory and litigation matters; and

•

the assumptions described in this report underlying such forward-looking statements. Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:

•

those described in the context of such forward-looking statements;

•

future product development and marketing costs;

•

changes in our pricing plans;

•

timely development and acceptance of our products;

•

the markets of our domestic operations;

•

the impact of competitive products and pricing;

•

the political, social and economic climate in which we conduct operations; and

•

the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to update publicly any of them in light of new information or future events.

In this Quarterly Report on Form 10-Q, "Company," "the Company," "us," and "our" refer to Atlas Oil and Gas, Inc., a Nevada corporation, and our subsidiaries, unless the context requires otherwise.

Prior Year Developments

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

Results of Operations

During the three months ended March 31, 2009, we realized a net loss from operations of $10,392 as compared to a net loss of $39,959 during the three months ended March 31, 2008. The difference is a result of less administrative expenses in the current year.

The Company had losses from businesses discontinued which were offset by gain on the abandonment of assets in the prior comparable quarter ended March 31, 2008.

Financial Condition

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

Financing Transactions. In order to finance certain short-term requirements and operations, during the quarter ended March 31, 2008, we sold a portfolio of security monitoring contracts for net proceeds of $83,442. See “Prior Year Developments - Sale of Monitoring Contracts” above.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at March 31, 2009.

Inflation

The Company believes that inflation has not had a significant impact on operations since inception.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our condensed financial statements. The preparation of our condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting periods. Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying amount of our intangible assets.

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended March 31, 2009.

We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (“SAB No. 104”). SAB 104 clarifies application of generally accepted accounting principles related to revenue transactions. The Company also follows the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF Issue No. 00-21"), in arrangements with multiple deliverables.

The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

The Company receives revenue for consulting services, video streaming services, equipment sales and leasing, installation, content licensing, and maintenance agreements. Sales and leasing agreement terms generally are for one year, and are renewable year to year thereafter. Revenue for consulting services is recognized as the services are provided to customers. For upfront payments and licensing fees related to contract research or technology, the

Company determines if these payments and fees represent the culmination of a separate earnings process or if they should be deferred and recognized as revenue as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations. Revenues from monthly video streaming agreements, as well as equipment maintenance, are recorded when earned. Operating equipment lease revenues are recorded as they become due from customers. Revenues from equipment sales and installation are recognized when equipment delivery and installation have occurred, and when collectability is reasonably assured.

In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with EITF Issue No. 00-21. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s) and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through March 31, 2009.  Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.

CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2009, our internal control over financial reporting was ineffective. However as of the date of the filing of the Form 10Q management has implemented changes that it has determined will make it financial reporting process effective as of the date of this filing.

A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 1A.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Quarterly Report on Form 10-Q, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. We have updated the risk factors previously disclosed in our Annual Report on Form 10–K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on April 1, 2009 (the “Fiscal 2008 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2008 10–K except as updated and disclosed below.

POSSIBLE “PENNY STOCK” REGULATION

Any trading of our common stock in the Pink Sheets or on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” rule.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

•

With a price of less than $5.00 per share;

•

That are not traded on a “recognized” national exchange;

•

Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

•

In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

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

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Although there is presently a market for our common stock, the price of our common stack may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

•

Actual or anticipated fluctuations in our future business and operating results;

•

Changes in or failure to meet market expectations;

•

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE.

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

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

ITEM 2.

CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities and small business issuer purchases of equity securities during the period ended March 31, 2009

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2009.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2009.

ITEM 5.

OTHER INFORMATION

Subsequent events.  On May 8, 2009 the Company entered into a definitive agreement for the acquisition of Sagrada Investments, Inc. a newly formed Nevada corporation, the result of which will ultimately change control of the Company to Sagrada shareholders.  In the collateral agreements, Thomas Cunningham was elected a director and president of the Company. The Company has filed a Form 8(K) contemporaneously in conjunction with this event. Sagrada intends to further the Company’s business in the oil and gas arena.  In addition the Company entered into agreements with Mark Trimble and John Peper which modified the prior agreements between the Note Purchase and Stock Purchase Agreements resulting in Messrs Trimble and Peper resigning from all positions in the Company and receiving a non-recourse note from the Company secured by the current oil and gas interests of the Company as explained in the Form 8(K).

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.

EXHIBITS

Exhibits:

31.1

Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1

Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ATLAS OIL AND GAS, INC.

By:	/s/ DAN MOTSINGER
Dan Motsinger
Chief Executive Officer and
Chief Financial Officer

Date: May 19, 2009