Form 10-K/A
period 2008-12-31
ATLAS OIL & GAS, INC .
filed 2009-07-20
CIK 1384139

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

The Issuer’s revenues for the fiscal year ended December 31, 2008 were $-0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2009, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $63,000.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of June 30, 2009 was 32,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transition Small Business Disclosure Format: Yes ☐  No ☑

Atlas Oil and Gas, Inc.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

3

ITEM 1A.

RISK FACTORS

6

ITEM 1B.

UNRESOLVED STAFF COMMENTS

10

ITEM 2.

DESCRIPTION OF PROPERTY.

10

ITEM 3.

LEGAL PROCEEDINGS.

11

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

11

PART II

ITEM 5.

MARKET PRICE AND DIVIDENDS ON THE REGISTRANTS COMMON EQUITY
AND OTHER SHAREHOLDER MATTERS .

12

ITEM 6.

SELECTED FINANCIAL DATA.

12

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OR PLAN OF OPERATION.

12

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

17

ITEM 8.

FINANCIAL STATEMENTS

18

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

18

ITEM 9A.

CONTROLS AND PROCEDURES

18

ITEM 9B.

OTHER INFORMATION

19

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

20

ITEM 11.

EXECUTIVE COMPENSATION

20

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

23

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

24

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

25

PART IV

ITEM 15.

EXHIBITS AND REPORTS.

27

SIGNATURES

28

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by Atlas Oil and Gas, Inc. or on Atlas Oil and Gas, Inc.’s behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. Atlas Oil and Gas, Inc. claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing. The risks included herein are not exhaustive. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Atlas Oil and Gas, Inc.'s business and financial performance. Moreover, Atlas Oil and Gas, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on Atlas Oil and Gas, Inc.'s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, Atlas Oil and Gas, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

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

Preferred Stock Conversions

During the year ended December 31, 2008, 1,882,000 Series A Preferred Stock shares were converted to common stock on a one-to-one basis, leaving 2,818,000 shares not converted. This conversion includes the shares discussed in the subsequent paragraph.

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

In August 2008, the Company and the Purchasers entered into an amendment to the Note Purchase Agreement pursuant to which the Full Funding Date was extended until August 31, 2008. In October of 2008, the Note Purchase Agreement was further amended and extended until December 31, 2008 provided that the Purchasers agree to provide, on or before November 30, 2008 new capital in the amount of $57,500 and on or before December 31, 2008 provide new capital in the amount of $115,000; the Company deliver to the Company Reporter Investments a promissory note in the amount of $200,000 (less amounts previously paid and applied to the CRI note; the Company deliver to Mark Trimble a promissory note in the amount of $100,000 plus certain other amounts as specified in the Amendment.

Oil and Gas Operations

During the year ended December 31, 2008, the Company acquired a 15% working interest with an 11.25% net revenue interest in the Eric Foust 4-9 well in Pawnee County, Oklahoma. The well was drilled and is awaiting completion. The Company’s cost in the well was $70,344. Funds to pay for the Company’s interest in the well were advanced by Purchasers under the Note Purchase Agreement. Subsequent to the acquisition of the Foust 4-9, the operator approached the Company with a proposition whereby the 4-9 well interest would be reduced, the Company would invest additional funds and the agreements would be re-structured in such a way that the Company would end up with working interests in 8 wells in Pawnee County, Oklahoma as follows:

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

These 8 wells are on 40 acres whose legal description is the NW/4 of the NW/4 of Section 9 in Township 20 North, Range 8 East in Pawnee County. Based on the net revenue interest of 2.65% the net acreage for the Company is 1.05 acres.

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

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Although there is presently a market for our common stock, the price of our common stock may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

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

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS .

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

Oil and Gas Properties

During the year ended December 31, 2008, the Company acquired a 15% working interest with an 11.25% net revenue interest in the Eric Foust 4-9 well in Pawnee County, Oklahoma. The well was drilled and is awaiting completion. The Company’s cost in the well was $70,344. Funds to pay for the Company’s interest in the well were advanced by Purchasers under the Note Purchase Agreement. Subsequent to the acquisition of the Foust 4-9, the operator approached the Company with a proposition whereby the 4-9 well interest would be reduced, the Company would invest additional funds and the agreements would be re-structured in such a way that the Company would end up with working interests in 8 wells in Pawnee County, Oklahoma as follows:

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

These 8 wells are on 40 acres whose legal description is the NW/4 of the NW/4 of Section 9 in Township 20 North, Range 8 East in Pawnee County. Based on the net revenue interest of 2.65% the net acreage for the Company is 1.05 acres.

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

PART II

ITEM 5.

MARKET PRICE AND DIVIDENDS ON THE REGISTRANTS COMMON EQUITY AND OTHER SHAREHOLDER MATTERS .

Our common stock commenced trading on the OTC Bulletin Board (“OTCBB”) under the symbol “ATOG.OB” The Company stock began trading effective October 29, 2008. The following table sets forth the range of high and low sales prices on the OTCBB for each quarter since the commencement of trading.

	High		Low
Calendar Year 2007
First Quarter	$	n/a	$	n/a
Second Quarter	$	n/a	$	n/a
Third Quarter	$	n/a	$	n/a
Fourth Quarter		$0.51		$0.07
Calendar Year 2008
First Quarter		$0.160		$0.030
Second Quarter		$0.090		$0.050
Third Quarter		$0.090		$0.050
Fourth Quarter		$0.200		$0.002

At June 30, 2009, the closing price of the common stock on OTCBB was $0.0021.

As of April 1, 2009, there were approximately 12 holders of our common stock.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the year ended December 31, 2008, 1,882,000 Series A Preferred Stock shares were converted to common stock on a one-to-one basis, leaving 2,818,000 shares not converted. This conversion includes the shares discussed in the subsequent paragraph.

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

Sale of Monitoring Contracts

In January 2008, the Company sold a number of alarm monitoring service contract accounts for a total price of $96,511. The terms of the sale include a 10% holdback reserve of $9,651 that was deducted from the gross proceeds by the purchaser to cover potential contract default by the customer accounts they purchased. The purchaser will have to pay the holdback reserve to the Company on or before May 24, 2009. A reduction in the gross proceeds of $9,850 was made by the purchaser for monies paid to the Company prior to the sale by the accounts that are the subject of the sale, and where the purchaser must provide services to these accounts post-closing that the Company would have otherwise been obligated to provide. As a separate obligation, the Company must provide general repair services to the sold accounts, on an as-needed basis, for a period of twelve months following closing. The Company received a payment of $6,432 from the purchaser as consideration for this obligation. Net proceeds received under the agreement were $83,442. The sale was reported included in Other Income - Net gain on sale, abandonment or write-off of assets.

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

Write-Off/Write-Down of Assets

In June 2008 the Company, in connection with the determination to discontinue alarm monitoring and related operations, wrote-off certain accounts receivable considered to be uncollectible, wrote-off certain inventories of alarm equipment and small supplies that are expected to be abandoned and wrote-down the recorded value of certain equipment.

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

Preferred Stock Conversions

During the year ended December 31 2008, 1,170,000 Series A Preferred Stock shares were converted to common stock on a one-to-one basis, leaving 2,818,000 shares not converted.

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

In August 2008, the Company and the Purchasers entered into an amendment to the Note Purchase Agreement pursuant to which the Full Funding Date was extended until August 31, 2008. In October of 2008, the Note Purchase Agreement was further amended and extended until December 31, 2008 provided that the Purchasers agree to provide, on or before November 30, 2008 new capital in the amount of $57,500 and on or before December 31, 2008 provide new capital in the amount of $115,000; the Company deliver to the Company Reporter Investments a promissory note in the amount of $200,000 (less amounts previously paid and applied to the CRI note; the Company deliver to Mark Trimble a promissory note in the amount of $100,000 plus certain other amounts as specified in the Amendment.

Oil and Gas Operations

During the year ended December 31, 2008, the Company acquired a 15% working interest with an 11.25% net revenue interest in the Eric Foust 4-9 well in Pawnee County, Oklahoma. The well was drilled and is awaiting completion. The Company’s cost in the well was $70,344. Funds to pay for the Company’s interest in the well were advanced by Purchasers under the Note Purchase Agreement. Subsequent to the acquisition of the Foust 4-9, the operator approached the Company with a proposition whereby the 4-9 well interest would be reduced, the Company would invest additional funds and the agreements would be re-structured in such a way that the Company would end

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

These 8 wells are on 40 acres whose legal description is the NW/4 of the NW/4 of Section 9 in Township 20 North, Range 8 East in Pawnee County. Based on the net revenue interest of 2.65% the net acreage for the Company is 1.05 acres.

Results of Operations

In light of the determination, in connection with entering the Note Purchase Agreement, to commence oil and gas operations and to terminate and liquidate the prior operations and assets of the Company, all operations for the year ended December 31, 2008 have been classified as Discontinued Operations and all operations for the same periods in 2007 have been reclassified as Discontinued Operations.

With the change in our business plan, we expect that the nature and amount of our revenues and operating expenses will be substantially altered beginning in the third quarter of 2008 to reflect operation as an oil and gas exploration company.

Loss From Discontinued Operations. During the year ended December 31, 2008 and 2007, we realized a net loss from discontinued operations of $226,521 and $210,053, respectively.

Interest Expense. Interest and finance charges increased to $18,226 for the year ended December 31, 2008 period from $23,518 for the 2007 period.

Net Gain on Sale, Abandonment, Write-Off of Assets. During the year ended December 31, 2008, we realized a net gain of $105,210 from the one-time sale of security monitoring contracts and the abandonment or write-off of other assets.

Financial Condition

Cash Position and Short-Term Liquidity. At December 31, 2008, we had a cash balance of $0and a working capital deficit of $445,798.

Operations used cash in the amount of $112,302 during the year ended December 31, 2008 as compared to $123,513 used in operations during the year ended December 31, 2007.

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

In an effort to assure that we are able to meet our ongoing obligations in light of weak market conditions, in June 2008 we entered into a Note Purchase Agreement pursuant to which we agreed to issue up to $575,000 in principal amount of convertible promissory notes in order to secure financing to meet our obligations and support basic operations. As of December 31, 2008 we had received $50,000 of funding under the Note Purchase Agreement. Subsequent to June 30, 2008, the Note Purchase Agreement was amended to extend the Full Funding Date to August December 31, provided that the Purchasers agree to provide, on or before November 30, 2008 new capital in the amount of $57,500 and on or before December 31, 2008 provide new capital in the amount of $115,000; the Company deliver to the Company Reporter Investments a promissory note in the amount of $200,000 (less amounts previously paid and applied to the CRI note; the Company deliver to Mark Trimble a promissory note in the amount of $100,000 plus certain other amounts as specified in the Amendment.. We expect to receive additional funding with the intent of settling all outstanding indebtedness. As a result of the transactions contemplated in the Note Purchase Agreement, the purchasers in that agreement effectively took control of our company. While the Note Purchase Agreement provides potential funding to support our operations, there is no assurance that the purchasers under that agreement will fully fund their obligations there under, in which case their notes will not be convertible into common stock and will be due June 30, 2009.

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

ITEM 8.

FINANCIAL STATEMENTS

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

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework , is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Daniel Motsinger	Chief Executive Officer and Director	58 years old

Note: Mr. Motsinger is the sole officer and director of the Company

Daniel Motsinger has served as the Company’s Chief Executive Officer and sold director since April 2009. Previsously he has served various positions in the uniform business serving mostly airlines and retail stores. In additional Mr. Motsinger has started tuxedo rental business for Cahill and Swain and served various sales and purchasing positions within the Company.

Mark Trimble had served as our President, Chief Executive Officer and a director since founding the company in 2001. Previously, Mr. Trimble spent 12 years in management and sales in the home security industry, including serving as Regional Manager over the South Texas operations of Smith Alarm Systems from 1999 to 2001 and as Manager of the Texas Gulf Coast Region for ADT Security from 1995 to 1999. Previously, Mr. Trimble served in various functions with Baker Hughes, Inc. from 1980 to 1989, including seven years as a District Manager.

John Peper had served as Vice President and a Director since our inception in 2001. Mr. Peper has over 30 years of experience in the security industry and has been responsible for the sales, installation and operation of a broad range of securities solutions ranging from single family residence security and structured cabling to multi-million dollar access control video systems, anti-terrorism systems and comprehensive burglary, fire, surveillance and access systems for large commercial operations. Prior to co-founding the company, Mr. Peper served as Sales Manager at Smith Alarms from 1999 to 2001, as Sales Manager at ADT Security from 1995 to 1999, as Project Manager at Advanced Entry Systems from 1992 to 1995 and as National Accounts Director at Sensormatic from 1987 to 1992. Mr. Peper received his B.S. in Psychology from the University of Florida in 1976.

Steven Trimble had served as a Director since our inception in 2001. Mr. Trimble has over 14 years of experience in the energy business. Since 2003, Mr. Trimble has been Director of Gas Trading for Louis Dreyfus Energy Services, a global energy trading company. From 2001 to 2003, Mr. Trimble served as Director of Gas Trading for Duke Energy. Mr. Trimble received his B.A. in Business from Ft. Hays State University in 1977.

David Hammeke had served as a Director since our inception in 2001. Since 1981, Mr. Hammeke has been employed by Halliburton Oil & Gas as a tool operator and technical advisor specializing in well completions

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table includes information concerning compensation of our CEO and all executive officers whose compensation exceeded $100,000 during 2007 and 2008:

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Mark Trimble, Former CEO and CFO	2008	54,843	—	—	5,500	(1)	60,343
	2007	44,769	—	—	6,000	(1)	50,769
Daniel Motsinger CEO and Director	2008	––	––	––	––		––

———————

(1)

Consists of an automobile allowance.

Employment Agreements

In October 2005, we entered into employment agreements with our principal officers, Mark Trimble and John Peper. The employment agreements of both Mr. Trimble and Mr. Peper are for terms ending December 31, 2010 and include non-disclosure and non-compete provisions.

Mr. Trimbles’ employment agreement provides for a base salary of $58,200 in 2006, $64,200 in 2007, $70,200 in 2008, $76,200 in 2009 and $82,200 in 2010 plus a monthly auto allowance of $500 and standard benefits generally available to employees. A bonus plan provides that Mr. Trimble may receive bonuses based on achievement of specific revenue and EBITDA targets with the maximum bonuses fixed at $45,000 in 2006, $55,000 in 2007, $60,000 in 2008, $65,000 in 2009 and $70,000 in 2010. Additionally, Mr. Trimble may earn a bonus in an amount equal to 20% of the excess, if any, of actual EBITDA in any year over target EBITDA if, and only if, actual revenues exceed target revenues by 20% and actual EBITDA exceeds target EBITDA by 50% No bonuses were paid to Mr. Trimble in years ended December 31, 2007 or 2008.

Mr. Peper’s employment agreement provides for a base salary of $34,200 in 2006, $40,200 in 2007, $46,200 in 2008, $52,200 in 2009 and $58,200 in 2010 plus use of a company automobile or, at the option of the company, a monthly auto allowance of $500, and standard benefits generally available to employees. A bonus plan provides that Mr. Peper may receive bonuses based on achievement of specific revenue and EBITDA targets with the maximum bonuses fixed at $35,000 in 2006, $40,000 in 2007, $45,000 in 2008, $50,000 in 2009 and $55,000 in 2010. Additionally, Mr. Peper may earn a bonus in an amount equal to 20% of the excess, if any, of actual EBITDA in any year over target EBITDA if, and only if, actual revenues exceed target revenues by 20% and actual EBITDA exceeds target EBITDA by 50%. No bonuses were paid to Mr. Peper in years ended December 31, 2007 or 2008.

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

ITEM 12.

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

The number of shares beneficially owned by each 5% holder, director or executive officer is determined by the rules of the SEC, and the information does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the person or entity has sole or shared voting power or investment power and also any shares that the person or entity can acquire within 60 days of April 1, 2009 through the exercise of any stock option or other right. For purposes of computing the percentage of outstanding shares of common stock held by each person or entity, any shares that the person or entity has the right to acquire within 60 days after April 1, 2009 are deemed to be outstanding with respect to such person or entity but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or entity. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) over the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. As of April 1, 2009, there were 30,000,000 shares of common stock issued and outstandingNeed titles for each person. Compare to shareholder list. Is this correct??

.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Outstanding
Mark Trimble (1)	10,559,049	35.2%

John Peper (1)	3,694,298	12.3%

Steven Trimble (1)	2,326,029	7.8%

David Hammeke (1)	2,326,029	7.8%

All beneficial owners as a group (4 persons)	18,905,405	63.0%

———————

(1)

Address is., 5150 Franz Rd., Suite 100, Katy, Texas 77439.

In addition to the shares of common stock outstanding at April 1, 2009, we had outstanding 2,818,000 shares of Series A Convertible Preferred Stock and -0- shares of Series B Convertible Preferred Stock which, collectively, are convertible into 2,818,000 shares of common stock. All of the outstanding shares of Series A Convertible Preferred Stock were held by Company Reporter Investments II, L.P., at December 31, 2007. Michael Long may be deemed the beneficial holder of all shares held by Company Reporter Investments II, L.P. Pursuant to the terms of the Series A Convertible Preferred Stock, the conversion of Series A Convertible Preferred Stock into shares of common stock is limited such that, immediately following any conversion, the holder may not hold in excess of 4.99% of the then outstanding shares of common stock. As a result of such limitation, the shares indicated as beneficially owned at April 1, 2009 exclude shares that might be deemed to be beneficially owned by Company Reporter Investments II, L.P. upon conversion of the Series A Convertible Preferred Stock.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	0	NA	1,000,000
Equity compensation plans not approved by security holders	––	NA	––
Total	0	NA	1,000,000

———————

(1)

Consists of shares reserved for issuance under 2005 Stock Option Plan.

ITEM 13.

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

Changes in Control

As per Form 8-K/A filed June 1, 2009 the Company had a change of control as per the Sagrada agreement previously noted.

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

(2)

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was $-0-.

(3)

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was $0.

(4)

All Other Fees

There were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

Fiscal 2008

(1)

Audit Fees

The aggregate fees billed by the independent accountants for the last fiscal year for professional services for the audit of the Company's annual financial statements and the review included in the Company's Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $7,500.

(2)

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was $-0-.

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

PART IV

ITEM 15.

EXHIBITS AND REPORTS.

Exhibits
3.1	Articles of Incorporation (1)
3.2	Amendments to Articles of Incorporation (1)
3.1	Bylaws of the Corporation (1)
14.	Code of Ethics (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

———————

(1)

Incorporated by reference.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 16th day of July, 2009

Atlas Oil and Gas, Inc.

By:	/s/ Dan Motsinger
Dan Motsinger (Chief Executive Officer and Chief Financial Officer)

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

Licensed in Florida & New York

ATLAS OIL AND GAS, INC.

BALANCE SHEET

DECEMBER 31, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$––
Total current assets	––

INTEREST IN FOUST WELLS	70,344
PROPERTY AND EQUIPMENT	700
Total assets	$71,044

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and Accrued Expenses	$209,031
Notes payables	236,767
Total current liabilities	445,798

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A convertible preferred stock, $0.001 par value; 6,000,000 shares authorized and issued; 2,818,000 outstanding, $191,650 liquidation value, no redemption value	2,818
Series B convertible preferred stock, $0.001 par value; 2,700,000 shares authorized and issued; none outstanding, $22,500 liquidation value, no redemption value	––
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,000,000 shares issued and outstanding	30,000
Additional paid-in capital	554,480
Retained deficit	(962,052)
Total shareholders’ deficit	(374,754)
Total liabilities and shareholders’ deficit	$71,044

The accompanying notes are an integral part of these financial statements

ATLAS OIL AND GAS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
Loss from discontinued operations	$(226,521)	$(210,053)

Other income / expense

Interest income	––	377
Other income (expense)	(3,793)	8,237
Net gain on sale, abandonment or write-off of assets	105,210	––
Interest expense and finance charges	(18,226)	(23,518)
Total Other Income (Expenses)	83,191	(14,904)

PROVISION FOR INCOME TAXES	––	––

NET LOSS	(143,330)	(224,957)

Preferred dividends accrued	(898)	(16,896)
Elimination of accrued preferred dividends upon conversion of preferred stock	19,936	––

NET LOSS AVAILABLE TO COMMON SHARES	$(124,292)	$(241,853)

Basic and diluted net loss per share	$(0.00)	$(0.01)

Basic and diluted weighted average shares outstanding	25,693,610	21,870,736

The accompanying notes are an integral part of these financial statements

ATLAS OIL AND GAS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(124,292)	$(224,957)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,771	6,226
Non-cash expenses	4,070	114,585
Loss on abandonment or write-off of assets	3,793	––
Changes in operating assets and liabilities:
Accounts receivable	43,334	26,245
Inventories	15,848	(7)
Prepaid expense	2,681	(668)
Accounts payable	8,118	(15,297)
Credit cards payable	(43,993)	(546)
Payroll, sales tax and other accrued liabilities	(14,708)	(26,637)
Unearned revenue on contracts	(8,924)	(2,457)

NET CASH USED IN OPERATING ACTIVITIES	(112,302)	(123,513)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	––	(3,314)
Cash received from sale of assets	5,092	––

NET CASH PROVIDED BY INVESTING ACTIVITIES	5,092	(3,314)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(1,462)	(34,784)
Advance from shareholder	47,726	50,000
Proceeds from related party loan	50,000	––
Proceeds from sale of stock	––	45,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	96,264	60,216

NET (DECREASE) IN CASH	(10,946)	(66,611)
Cash, beginning of period	10,946	77,557
Cash, end of period	$––	$10,946

The accompanying notes are an integral part of these financial statements

ATLAS OIL AND GAS, INC.

STATEMENTS OF CASH FLOWS

(Continued)

	For the Year Ended December 31,
	2008	2007

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,946	$20,898
Taxes paid	––	––

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in paid-in capital resulting from:
Deferred offering costs, expenses and assets paid for by a Series A preferred shareholder	4,070	114,585
Increase in common stock par value from:
Conversion of Series A preferred stock to common stock	867	3775
Decrease in preferred stock par value from:
Conversion of Series A preferred stock to common stock	(867)	3775
Increase (decrease) in retained earnings from:
Preferred stock dividend	(898)	16,896
Extinguishment of accrued preferred stock dividends following conversion of preferred stock	19,936	––

The accompanying notes are an integral part of these financial statements

ATLAS OIL AND GAS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Accumulated
Description	Shares	Amount	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Total

Balance December 31, 2006	6,000,000	$6,000	2,295,000	$2,295	23,770,500	$23,770	$394,093	$(599,701)	$(173,543)

Shares issued for Cash			405,000	405	45,000	45	44,550		45,000
Costs paid on behalf of Company by Series A preferred shareholder							114,585		114,585
Series A Preferred Stock converted to common shares	(1,300,000)	(1,300)			1,300,000	1,300			––
Series B Preferred Stock converted to common shares			(2,475,000)	(2,475)	2,475,000	2,475			––
Preferred Series B dividends accrued								(16,896)	(16,896)
Net loss for the year								(224,957)	(224,957)
Balance December 31, 2007	4,700,000	$4,700	225,000	$225	27,590,500	$27,590	$553,228	$(841,554)	$(255,811)

Conversion of preferred B stock			(225,000)	(225)	225,000	225			––
Conversion of preferred A stock	(1,882,000)	(1,882)			2,184,500	2,185	1,252	3,794	5,349
Shares issued for Cash					––	––	––		––
Preferred Series B dividends accrued								(898)	(898)
Elimination of accrued preferred dividends upon conversion of preferred stock								19,936	19,936
Net loss for the year								(143,330)	(143,330)
Balance December 31, 2008	2,818,000	$2,818	––	$––	30,000,000	$30,000	$554,480	$(962,052)	$(374,754)

The accompanying notes are an integral part of these financial statements

Atlas Oil and Gas, Inc.

Notes to Financial Statements

December 31, 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Atlas Oil and Gas, Inc., a Nevada corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. See “Note 6 – Discontinued Operations.”

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

Atlas Oil and Gas, Inc.

Notes to Financial Statements

December 31, 2008

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

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

Atlas Oil and Gas, Inc.

Notes to Financial Statements

December 31, 2008

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

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

Atlas Oil and Gas, Inc.

Notes to Financial Statements

December 31, 2008

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

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

Atlas Oil and Gas, Inc.

Notes to Financial Statements

December 31, 2008

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

Atlas Oil and Gas, Inc.

Notes to Financial Statements

December 31, 2008

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred a loss of $120,944 for the year ended December 31, 2008 and has retained deficit of $958,704 at December 31, 2008. In addition, the Company has not generated cash flows from operations for the year ended December 31, 2008. The Company’s continued existence is dependent on its ability to attain profitable operations and achieving a level of revenue adequate to support the Company's cost structure. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to attain profitable operations or additional financing to support the Company’s current operations. If management is not successful, the Company may have to substantially cut back its level of operations that could have an adverse effect on the financial position of the Company. The financial statements do not include any adjustments relating to the recoverability or

Atlas Oil and Gas, Inc.

Notes to Financial Statements

December 31, 2008

NOTE 7 – GOING CONCERN (CONTINUED)

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

Sale of Monitoring Contracts

On January 24, 2008, the Company entered into an Asset Purchase Agreement whereby the Company sold a number of alarm monitoring service contract accounts for a total purchase price of $96,511. The terms of the Agreement included a 10% holdback reserve of $9,651 that was deducted from the gross proceeds by the purchaser to cover potential contract default by the customer accounts they purchased. The purchaser will have to pay the holdback reserve to the Company on or before May 24, 2009. Additionally, a reduction in the gross proceeds of $9,850 was made by the purchaser for monies paid to the Company prior to the sale of the accounts, and where the purchaser must provide services to these accounts post-closing that the Company would have otherwise been obligated to

Atlas Oil and Gas, Inc.

Notes to Financial Statements

December 31, 2008

NOTE 11 – NET GAIN ON THE SALE, ABANDOMENT OR WRITE-OFF OF ASSETS (CONTINUED)

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

Atlas Oil and Gas, Inc.

Notes to Financial Statements

December 31, 2008

NOTE 12 – NOTE PURCHASE AGREEMENT (CONTINUED)

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

NOTE 13 – OTHER EVENTS

Amendment of Note Purchase Agreement

In August 2008, the Company and the Purchasers entered into an amendment to the Note Purchase Agreement pursuant to which the Full Funding Date was extended until August 31, 2008. In October of 2008, the Note Purchase Agreement was further amended and extended until December 31, 2008 provided that the Purchasers agree to provide, on or before November 30, 2008 new capital in the amount of $57,500 and on or before December 31, 2008 provide new capital in the amount of $115,000; that the Company deliver to Company Reporter Investments a promissory note in the amount of $200,000 (less amounts previously paid and applied to the CRI note; the Company deliver to Mark Trimble a promissory note in the amount of $100,000 plus certain other amounts as specified in the Amendment.

Atlas Oil and Gas, Inc.

Notes to Financial Statements

December 31, 2008

NOTE 13 – OTHER EVENTS (CONTINUED)

Oil and Gas Operations

In keeping with the intent of the Company to pursue opportunities in the energy business, the Company acquired a 15% working interest with an 11.25% net revenue interest in the Eric Foust 4-9 well in Pawnee County, Oklahoma. The well was drilled and is awaiting completion. The Company’s cost in the well was $70,344. Funds to pay for the Company’s interest in the well were advanced by Purchasers under the Note Purchase Agreement. Pursuant to an agreement with the operator of the field the Company agreed to invest an additional $59,130.00 and exchanged its 15% working interest in the one Foust 4-9 into a smaller working interest in eight wells as follows:

Atlas Oil and Gas, Inc hereby consents to a re-structuring of its working interest as set forth belowFrom the 8K, Company needs to verify or delete statement

:

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

These 8 wells are on 40 acres whose legal description is the NW/4 of the NW/4 of Section 9 in Township 20 North, Range 8 East in Pawnee County. Based on the net revenue interest of 2.65% the net acreage for the Company is 1.05 acres.

Name and Domicile Change

In October, the Company changed its name to Atlas Oil and Gas, Inc. received a new trading symbol OTC-BB "ATOG" and moved its domicile from Texas to Nevada to more accurately reflect its move into the energy sector.