Form 10-Q
period 2009-06-30
ATLAS OIL & GAS, INC .
filed 2009-08-14
CIK 1384139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 11, 2009, we had 320,000 shares of $0.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes  ☐  No  ☑

Atlas Oil and Gas, Inc.

FORM 10-Q

INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

1

Balance Sheet as of June 30, 2009

2

Statements Of Operations for the three and six months ended June 30, 2009 and 2008

3

Statements Of Cash Flows for the six months ended June 30, 2009 and 2008

4

Notes To Financial Statements

5

Item 2.        Management's Discussion And Analysis Or Plan Of Operations

18

Item 3.        Quantitative And Qualitative Disclosures About Market Risk

23

Item 4.        Controls And Procedures

23

PART II OTHER INFORMATION

Item 1.        Legal Proceedings

24

Item 1A.     Risk Factors

24

Item 2.        Changes In Securities And Small Business Issuer Purchases Of Equity Securities

27

Item 3.        Defaults upon senior securities

27

Item 4.        Submission Of Matters To A Vote Of Security Holders

27

Item 5.        Other Information

27

Item 6.        Exhibits

28

PART I FINANCIAL INFORMATION

Item 1.

inancial Statements (Unaudited)

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-K/A for the year ended December 31, 2008 (audited). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

ATLAS OIL AND GAS, INC.

BALANCE SHEET

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-0-	$-0-
Total current assets	-0-	-0-
INTEREST IN FOUST WELLS	70,344	70,344
PROPERTY AND EQUIPMENT	700	700
Total assets	$71,044	$71,044

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and Accrued Expenses	$209,829	$209,031
Notes payables	249,798	236,767
Total current liabilities	459,627	445,798

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A convertible preferred stock, $0.001 par value; 6,000,000 shares authorized; 2,818,000 outstanding and issued	2,818	2,818
Series B convertible preferred stock, $0.001 par value; 2,700,000 shares authorized and issued; none outstanding	––	––
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,000,000 and 30,000,000 shares issued and outstanding for June 30, 2009 and December 31, 2008 respectively.	32,000	30,000
Additional paid-in capital	554,480	554,480
Retained deficit	(977,881)	(962,052)
Total shareholders’ deficit	(388,583)	(374,754)
Total liabilities and shareholders’ deficit	$71,044	$71,044

The accompanying notes are an integral part of these unaudited financial statements

Atlas Oil and Gas, Inc.

STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,			Three Months Ended June 30,
	2009		2008	2009		2008
REVENUES:
Revenues		-0-	-0-		-0-
EXPENSES:
General and Administrative Expenses		14,397	-0-		4,005	-0-
TOTAL EXPENSES		14,397	-0-		4,005	-0-
LOSS FROM OPERATIONS		(14,397)	-0-		(4,005)	-0-

OTHER INCOME/EXPENSES
Loss from discontinued operations	$		$(203,487)	$		$(108,516)
Other income (expense)			(4,418)			(4,448)
Net gain on sale, abandonment or write-off of assets			103,210			14,142
Interest expense and finance charges		(1,432)	(14,074)		(1,432)	(6,735)
Total Other Income (Expenses)		(15,829)	84,718		(5,437)	2,959

PROVISION FOR INCOME TAXES			––			––

NET LOSS		(15,829)	(118,769)		(5,437)	(105,557

Preferred dividends accrued			(898)		-0-	(449)
Elimination of accrued preferred dividends upon conversion of preferred stock			21,106		-0-	21,106

NET LOSS AVAILABLE TO
COMMON SHARES		$(15,829)	$(98,561)		$(5,437)	$(84,900)

Basic and diluted net loss per share		$(0.00)	$(0.00)		$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding		31,000,000	25,693,610		32,000,000	25,942,000

The accompanying notes are an integral part of these unaudited financial statements

Atlas Oil and Gas, Inc.

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,829)	$(118,769)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization		1,771
Non-cash expenses		4,070
Loss on abandonment or write-off of assets		4,518
Changes in operating assets and liabilities:
Accounts receivable		42,815
Inventories		15,848
Prepaid expense		2,114
Accounts payable	798	14,673
Credit cards payable		(47,542)
Payroll, sales tax and other accrued liabilities		13,418
Unearned revenue on contracts		(8,924
NET CASH USED IN OPERATING ACTIVITIES	15,031	(76,008)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from sale of assets	-0-	1,200
NET CASH PROVIDED BY INVESTING ACTIVITIES	-0-	1,200
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable		(3,654)
Proceeds from new note to pay credit card debt	13,031	49,692
Proceeds from issuance of convertible notes	2,000	50,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,031	96,038
NET INCREASE (DECREASE) IN CASH	-0-	21,230
Cash, beginning of period	-0-	10,946
Cash, end of period	$-0-	$32,176

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-0-	$-0-
Taxes paid	––	––

The accompanying notes are an integral part of these unaudited financial statements

Atlas Oil and Gas, Inc.

Notes to Financial Statements
June 30, 2009
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

The unaudited condensed consolidated financial statements for the three and six month ended June 30, 2009 and 2008 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2008, and the results of its operations and cash flows for the three and six month ended June 30, 2009 and 2008. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the three and six month ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

Atlas Oil and Gas, Inc.

Notes to Financial Statements

June 30, 2009

(Unaudited)

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

Atlas Oil and Gas, Inc.

Notes to Financial Statements

June 30, 2009

(Unaudited)

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through June 30, 2009.  Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the quarter ended June 30, 2009

Atlas Oil and Gas, Inc.

Notes to Financial Statements

June 30, 2009

(Unaudited)

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the quarter ended June 30, 2009 are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the quarter ended June 30, 2009, the Company did not grant any stock options.

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

June 30, 2009

(Unaudited)

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 141R, Business Combinations (“FAS 141R”), FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FSP 160”), Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), Emerging Issues Task Force (“EITF”) Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements, EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”), EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”), FASB Staff Position EITF 03-6-1 , Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) and FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)(“APB 14-1”).

FAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. This standard requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values with limited exceptions. Additionally, FAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. Transactions are now being accounted for under this standard. On April 1, 2009, the FASB issued Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which is effective January 1, 2009, and amends the guidance in FAS 141R to require that assets acquired and liabilities assumed in a business combination that arise fromcontingencies be recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability would be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies (“FAS 5”) , and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. If the fair value is not determinable and the FAS 5 criteria are not met, no asset or liability would be recognized.

Atlas Oil and Gas, Inc.

Notes to Financial Statements

June 30, 2009

(Unaudited)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

FAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests and requires, among other things, that noncontrolling interests be recorded as equity in the consolidated financial statements. The adoption of FAS 160 did not affect the

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Company does not currently hold derivative instruments and was not impacted by the adoption of SFAS 161.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards are effective for interim and annual periods ending after June 15, 2009. The Company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities and has adopted the disclosure requirements of FSP 107-1.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 13, 2009. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.

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

Atlas Oil and Gas, Inc.

Notes to Financial Statements

June 30, 2009

(Unaudited)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

Atlas Oil and Gas, Inc.

Notes to Financial Statements

June 30, 2009

(Unaudited)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the quarter ending September 30, 2009. This will not have an impact on the consolidated results of the Company.

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

Atlas Oil and Gas, Inc.

Notes to Financial Statements

June 30, 2009

(Unaudited)

NOTE 5 -INCOME TAXES

As of June 30, 2009 the Company had Federal and state net operating losses of approximately $972,000 that are subject to limitations. The losses are available to offset future income. The net operating loss carryforwards will expire in various years through 2028.

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

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred a loss of $15,829 and has retained deficit of $978,273 at June 30, 2009. In addition, the Company has not generated cash flows from operations for the quarter ended June 30, 2009. The Company’s continued existence is dependent on its ability to attain profitable operations and achieving a level of revenue adequate to support the Company's cost structure. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to attain profitable operations or additional financing to support the Company’s current operations. If management is not successful, the Company may have to substantially cut back its level of operations that could have an adverse effect on the financial position of the Company. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going concern uncertainty see “Note 9 – Note Purchase Agreement” and “Note 10 - Subsequent Events – Oil and Gas Operations.”

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

In April 2008, the Company negotiated a conversion of a business line (credit card) account balance to a single fully amortizing term loan in the amount of $49,692 with a fixed interest rate of 10.25%, and monthly payments of $1,062 through April 15, 2013. Other than an over-funding of the loan in the amount of $1,154 in excess of the business line account balance, which was subsequently applied back against the note principal, no payments have been made by the Company on this new note and the note was in default at June 30, 2009.

Atlas Oil and Gas, Inc.

Notes to Financial Statements

June 30, 2009

(Unaudited)

NOTE 9 - NOTES PAYABLE IN DEFAULT – SHAREHOLDERS

A note payable to two shareholders, in the original amount of $25,000 and dated September 19, 2007, with a 6-month term at 10.223%, was renewed on March 25, 2008 in the amount of $22,500 after a principal payment of $2,500. The renewed note was for a 6-month term at 13% interest. Interest only payments will begin April 25, 2008, with a final payment of $22,748 due on September 25, 2008. The note was in default at June 30, 2009.

A note payable to a shareholder for $25,000, originally due February 26, 2008, was renewed for another 90-day term at 8%. The full principal and accrued interest was due May 26, 2008. The note was in default at June 30, 2009.

NOTE 10 – NET GAIN ON THE SALE, ABANDOMENT OR WRITE-OFF OF ASSETS

During the year ended June 30, 2009, the Company recorded certain other income/expenses and a net gain on the sale, abandonment or write-off of assets arising from a sale of certain alarm monitoring contracts and from the abandonment and/or write-off of assets as result of the determination to discontinue the Company’s alarm monitoring business.

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

Atlas Oil and Gas, Inc.

Notes to Financial Statements

June 30, 2009

(Unaudited)

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

As of June 30, 2009, $50,000 had been advanced under the Note Purchase Agreement to pay Reporting Costs and support operations (the “Working Capital Advance”). Within 45 days from the execution of the Note Purchase Agreement (the “Full Funding Date”), the Company and the Purchasers are required to prepare a schedule of all liabilities of the Company and the Purchasers are required to provide funding (“Debt Retirement Funding”) to the Company in an amount equal to the lesser of the amount of liabilities so scheduled (excluding installment debt) or $175,000 (less $60,000 being paid pursuant to the terms of the CRI Purchase Agreement described below) with such amount being applied to retire debt of the Company; provided, however, that the Purchasers may elect to extend the Full Funding Date by 15 days if not less than $87,500 of Debt Retirement Funding has been provided by the original Full Funding Date. Also, by the Full Funding Date, the Purchasers must make satisfactory arrangements to fund the retirement of all remaining debt (the “Excess Debt”) of the Company, assume and pay such remaining debt or cause the Company to issue convertible notes to settle such Excess Debt, or any combination thereof. Total funds to be advanced by the Purchasers to pay Reporting Costs, the Working Capital Advance and the Debt Retirement Funding or to be settled as Excess Debt is limited to $575,000 (the “Total Funding Commitment,” and the actual amounts so funded or settled being referred to as the “Funded Amount”).

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

Atlas Oil and Gas, Inc.

Notes to Financial Statements

June 30, 2009

(Unaudited)

NOTE 11 – NOTE PURCHASE AGREEMENT (CONTINUED)

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

Common Stock Conversion

In May 2009 the holder of notes payable converted $2,000 of the note into two million shares of common stock.

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

Stock Split and Symbol Change

In July 2009, the Company effected a reverse stock split with a ratio of 1:100. The outstanding shares were reduced to 320,000. In addition the Company changed its trading symbol to AOLG.

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

Results of Operations

During the three and six months ended June 30, 2009, we realized a net loss from operations of $5.437 and $15,829 respectively as compared to a net loss of $84,900 and $98,561 during the three and six months ended June 30, 2008. The difference is a result of less administrative expenses in the current year.

The Company had losses from businesses discontinued which were offset by gain on the abandonment of assets in the prior comparable quarter ended June 30, 2008.

Financial Condition

Our short-term financing requirements have, in recent periods, been financed primarily through short-term borrowing from our principal officer, Mark Trimble, borrowings on credit cards, borrowings under a line of credit, borrowings from a supplier and borrowings arranged through directors. During the first three and six of 2008 we reduced by $2,500 the principal balance of, and extended, an existing $25,000 loan arranged through two directors, extended the maturity on a second shareholder loan and sold a portion of our monitoring contracts, for which we received net proceeds of $83,442, to support short-term financing needs. Subsequent to June 30, 2008, in an effort to assure that we are able to meet our ongoing obligations in light of weak market conditions, we entered into a Note Purchase Agreement pursuant to which we agreed to issue up to $575,000 in principal amount of convertible promissory notes in order to secure financing to meet our obligations and support basic operations. As of June 9, 2008 we had received $25,000 of funding under the Note Purchase Agreement. We expect to receive additional funding over a 45-day period with the intent of settling all outstanding indebtedness. As a result of the transactions contemplated in the Note Purchase Agreement, the purchasers in that agreement are expected to effectively take control of our company. While the Note Purchase Agreement provides potential funding to support our operations, there is no assurance that the purchasers under that agreement will fully fund their obligations thereunder, in which case their notes will not be convertible into common stock and will be due June 30, 2009.

Financing Transactions. In order to finance certain short-term requirements and operations, during the quarter ended June 30, 2008, we sold a portfolio of security monitoring contracts for net proceeds of $83,442. See “Prior Year Developments - Sale of Monitoring Contracts” above.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at June 30, 2009.

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended June 30, 2009.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through June 30, 2009.  Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

ITEM 4.

CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2009, our internal control over financial reporting was ineffective. However as of the date of the filing of the Form 10Q management has implemented changes that it has determined will make it financial reporting process effective as of the date of this filing.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Stock Split and Symbol Change

In July 2009, the Company had a reverse stock split with a ratio of 1:100. The outstanding shares were reduced to 320,000. In addition the Company changed its trading symbol to AOLG.

Common Stock Conversion

In May 2009 the holder of notes payable converted $2,000 of the note into two million shares of common stock.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2009.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2009.

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

Date: August 14, 2009