Form 10-Q
period 2009-09-30
CHEYENNE RESOURCES CORP.
filed 2009-11-30
CIK 1384139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009	Commission File No. 333-140204

Cheyenne Resources Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	76-0672176
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7305 Calle Sagrada, Bakersfield,  CA   93309
(Address of Principal Executive Office) (Zip Code)

Atlas Oil and Gas, Inc.,
1020 Brookstown Avenue, Suite 30,Winston Salem, NC 27101
(Former Name and Former Address)

(336) 723-0908
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 20, 2009, we had 57,369,763 shares of $0.001 par value Common Stock outstanding.

CHEYENNE RESOURCES CORPORATION

FORM 10-Q

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. On July 13, 2009, a 100 to 1 reverse split of the Company’s Common Stock took effect, and all historic share figures in this Report have been retroactively adjusted to give effect to the reverse split.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-K/A for the year ended December 31, 2008 (audited). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

CHEYENNE RESOURCES CORPORATION
BALANCE SHEET

ASSETS
	September 30, 2009	December 31, 2008
CURRENT ASSETS
Cash and cash equivalents	$-0-	$-0-
Total current assets	-0-	-0-
INTEREST IN FOUST WELLS	70,344	70,344
PROPERTY AND EQUIPMENT	700	700
OTHER ASSETS	250,000
Total assets	$321,044	$71,044

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and Accrued Expenses	$209,829	$209,031
Notes payables	186,486	236,767
Total current liabilities	396,315	445,798

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 20,000,000 shares authorized:
Series A convertible preferred stock, $0.001 par value; 6,000,000 shares authorized; 0 shares and 28,180 outstanding and issued on September 30, 2009 and December 31, 2008 respectively	-	2,818
Series B convertible preferred stock, $0.001 par value; 2,700,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 53,941,191 and 300,000 shares issued and outstanding for September 30, 2009 and December 31, 2008 respectively.	53,941	30,000
Treasury stock, $.001 par value; 7,000,000 and 0 shares issued and outstanding on September 30,2009, and December 31, 2008, respectively	(7,000)	-
Additional paid-in capital	862,671	554,480
Retained deficit	(984,883)	(962,052)
Total shareholders’ deficit	(75,271)	(374,754)
Total liabilities and shareholders’ deficit	$321,044	$71,044

The accompanying notes are an integral part of these  unaudited financial statements

CHEYENNE RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months Ended September 30,			Three Months Ended September 30,
	2009		2008	2009		2008
REVENUES:
Revenues	-0-		-0-	-0-		-0-
EXPENSES:
General and Administrative Expenses	21,399		-0-	7,002		-0-
TOTAL EXPENSES	21,399		-0-	7,002		-0-
LOSS FROM OPERATIONS	(21,399)		-0-	(7,002)		-0-

OTHER INCOME/EXPENSES
Loss from discontinued operations		$	$(223,173)		$	$(19,685)
Other income (expense)			(3,793)			625
Net gain on sale, abandonment or
write-off of assets			105,210			2,000
Interest expense and finance charges	(1,432)		(18,226)			(4,152)
Total Other Income (Expenses)	(22,831)		83,191			(21,212)

PROVISION FOR INCOME TAXES			-			-

NET LOSS	(22,831)		(139,982)	(7,002)		(21,212)

Preferred dividends accrued			(898)	-0-		(1,170)
Elimination of accrued preferred dividends upon conversion of preferred stock			19,936	-0-

NET LOSS AVAILABLE TO
COMMON SHARES	$(22,831)		$(120,944)	$(7,002)		$(22,382)

Basic and diluted net loss per share	$(0.00)		$(0.47)	$(0.00)		$(0.08)

Basic and diluted weighted average shares outstanding	31,500,000		256,936	32,000,000		271,815

The accompanying notes are an integral part of these financial statements

CHEYENNE RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine months Ended September 30,
	2008					2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(22,831)			$(120,944)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization							1,771
Non-cash expenses							4,070
Loss on abandonment or write-off of assets							3,793
Changes in operating assets and liabilities:
Accounts receivable							43,334
Inventories							15,848
Prepaid expense							2,681
Accounts payable				798		8,118
Credit cards payable							(43,993)
Payroll, sales tax and other accrued liabilities							(14,708)
Unearned revenue on contracts							(8,924
NET CASH USED IN OPERATING ACTIVITIES				(22,033)		(108,954)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for potential acquisition				(250,000)
Cash received from sale of assets				-0-		5,092
NET CASH PROVIDED BY INVESTING ACTIVITIES				(250,000)		5,092
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable							(1,462)
Proceeds from new note to pay credit card debt				20,033		47,724
Proceeds from issuance of convertible notes				2,000		50,000
Proceeds from sale of common stock				250,000
NET CASH PROVIDED BY FINANCING ACTIVITIES				272,033		96,264
NET INCREASE (DECREASE) IN CASH				-0-		(7,598)
Cash, beginning of period				-0-		10,946
Cash, end of period		$-0-			$3,348
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-0-			$-0-
Taxes paid			-				-

The accompanying notes are an integral part of these unaudited financial statements

CHEYENNE RESOURCES CORPORATION
Notes to Financial Statements
September 30, 2009
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Cheyenne Resources Corporation., a Nevada corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. See “Note 2 – Discontinued Operations.”

The unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2009 and 2008 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2009, and the results of its operations and cash flows for the three and nine month periods ended September 30, 2009 and 2008. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

CHEYENNE RESOURCES CORPORATION
Notes to Financial Statements
September 30, 2009
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION (Continued)

believes that a change in any material underlying assumptions would not by itself result in the need to impair an asset.

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of March 31, 2009 this does not apply.

GOODWILL AND OTHER INTANGIBLE ASSETS

In September 2001, the FASB issued Statement No. 142 Goodwill and Other Intangible Assets.  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets.  It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

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

CHEYENNE RESOURCES CORPORATION
Notes to Financial Statements
September 30, 2009
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION (Continued)

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through September 30, 2009.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the

CHEYENNE RESOURCES CORPORATION
Notes to Financial Statements
September 30, 2009
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION (Continued)

benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the quarter ended September 30, 2009.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the quarter ended September 30, 2009, are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the quarter ended September 30, 2009, the Company did not grant any stock options.

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

CHEYENNE RESOURCES CORPORATION
Notes to Financial Statements
September 30, 2009
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION (Continued)

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

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

CHEYENNE RESOURCES CORPORATION
Notes to Financial Statements
September 30, 2009
(Unaudited)

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These

CHEYENNE RESOURCES CORPORATION
Notes to Financial Statements
September 30, 2009
(Unaudited)

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

standards are effective for interim and annual periods ending after September 15, 2009. The Company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities and has adopted the disclosure requirements of FSP 107-1.

 In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of SFAS 165 for the quarter ended September 30, 2009.  The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

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

Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for an asset or liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. Since FSP FAS 157-4 is effective for interim reporting periods ending after September 15, 2009, the Company will adopt the provisions of FSP FAS 157-4 during the second quarter of

CHEYENNE RESOURCES CORPORATION
Notes to Financial Statements
September 30, 2009
(Unaudited)

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

2009 and is currently assessing the impact of adoption on its consolidated financial position and consolidated results of operations.

FSP FAS 115-2/124-2 changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. Since FSP FAS 115-2/124-2 is effective for interim reporting periods ending after September 15, 2009, the Company will adopt the provisions of FSP FAS 115-2/124-2 during the second quarter of 2009 and is currently assessing the impact of adoption on its consolidated financial position and consolidated results of operations.

FSP FAS 107-1/APB 28-1 requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of FSP FAS 107-1/APB 28-1, disclosures about fair values of financial instruments were only required to be disclosed annually. FSP FAS 107-1/APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. Since FSP FAS 107-1/APB 28-1 is effective for interim reporting periods ending after September 15, 2009, the Company will adopt FSP FAS 107-1/APB 28-1 in the second quarter 2009. Since FSP FAS 107-1/APB 28-1 requires only additional disclosures of fair values of financial instruments in interim financial statements, the adoption will not affect the Company’s consolidated financial position or consolidated results of operations.

In September 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In September 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In September 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be

CHEYENNE RESOURCES CORPORATION
Notes to Financial Statements
September 30, 2009
(Unaudited)

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the quarter ending September 30, 2009. This will not have an impact on the consolidated results of the Company.

EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The effect of adoption of EITF 07-1 did not affect the Company’s consolidated financial position or consolidated results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS
168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.  Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and

CHEYENNE RESOURCES CORPORATION
Notes to Financial Statements
September 30, 2009
(Unaudited)

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Company does not have investments in such entities and, therefore, there will be no impact to its financial statements.

ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” was issued in October 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable.  The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price.  The amendments in the Update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.  The Company does not expect the update to have an impact on its financial statements.

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE 4 -INCOME TAXES

As of  September 30, 2009 the Company had Federal and state net  operating losses of approximately $985,000 that are  subject  to limitations.  The losses are available to offset future income.  The net operating  loss carryforwards will expire in various years  through 2028.

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

In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than

CHEYENNE RESOURCES CORPORATION
Notes to Financial Statements
September 30, 2009
(Unaudited)

NOTE 4 -INCOME TAXES (Continued)

not that some of the losses will be used in the future. Management expects that they will not have benefit in the future.  Accordingly, a full valuation allowance has been established.

NOTE 5 – DISCONTINUED OPERATIONS

In September 2008, in connection with the execution of a Note Purchase Agreement and as a result of recurring losses and negative cash flow, the Company determined to discontinue its home security monitoring and smart home operations. Results reflected in the accompanying Statements of Operations relating to the operations so discontinued are reported, for the current periods and for prior year periods, as Loss from Discontinued Operations. See “Note 9 – Note Purchase Agreement.”

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred a loss of $22,831 and has retained deficit of $984,883 at September 30, 2009. In addition, the Company has not generated cash flows from operations for the quarter ended September 30, 2009. The Company’s continued existence is dependent on its ability to attain profitable operations and achieving a level of revenue adequate to support the Company's cost structure. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to attain profitable operations or additional financing to support the Company’s current operations. If management is not successful, the Company may have to substantially cut back its level of operations that could have an adverse effect on the financial position of the Company. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going concern uncertainty .

NOTE 7 - NOTES PAYABLE IN DEFAULT

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

In April 2008, the Company negotiated a conversion of a business line (credit card) account balance to a single fully amortizing term loan in the amount of $49,692 with a fixed interest rate of 10.25%, and monthly payments of $1,062 through April 15, 2013. Other  than an over-funding of the loan in the amount of $1,154 in excess of the business line account balance, which was subsequently applied back against the note principal, no payments have been made by the Company on this new note and the note was in default at September 30, 2009.

NOTE 8 - NOTES PAYABLE IN DEFAULT – SHAREHOLDERS

A note payable to two shareholders, in the original amount of $25,000 and dated September 19, 2007, with a 6-month term at 10.223%, was renewed on March 25, 2008 in the amount of $22,500 after a principal payment of $2,500. The renewed note was for a 6-month term at 13% interest. Interest only payments will begin April 25, 2008, with a final payment of $22,748 due on September 25, 2008. The note was in default at September 30, 2009.

A note payable to a shareholder for $25,000, originally due February 26, 2008, was renewed for another 90-day term at 8%. The full principal and accrued interest was due May 26, 2008. The note was in default at September 30, 2009.

CHEYENNE RESOURCES CORPORATION
Notes to Financial Statements
September 30, 2009
(Unaudited)

NOTE 9 – NET GAIN ON THE SALE, ABANDOMENT OR WRITE-OFF OF ASSETS

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

In September 2008, the Company sold 57 of its security and/or fire alarm monitoring accounts for $15,285. The Company received the sale proceeds at closing. No guarantee period was provided to the purchaser, and the Company assumed no liabilities for the purchaser post-closing. The Company did sign a three-year agreement not to compete for the accounts sold. This sale represented substantially all of the remaining monitoring accounts owned by the Company.

NOTE 10 – NOTE PURCHASE AGREEMENT

On September 5, 2008, the Company, Mark Trimble and various unaffiliated purchasers (the “Purchasers”) entered into a Note Purchase Agreement (the “Note Purchase Agreement”) pursuant to which the Company agreed to issue to the Purchasers convertible promissory notes (the “Investor Notes”) in an aggregate amount up to $575,000. Proceeds from the Investor Notes will be utilized to pay costs associated with bringing the Company’s reports with the SEC current (“Reporting Costs”), to provide working capital to support operations, and to pay outstanding debt of the Company.

As of September 30, 2009, $50,000 had been advanced under the Note Purchase Agreement to pay Reporting Costs and support operations (the “Working Capital Advance”). Within 45 days from the execution of the Note Purchase Agreement (the “Full Funding Date”), the Company and the Purchasers are required to prepare a schedule of all liabilities of the Company and the Purchasers are required to provide funding (“Debt Retirement Funding”) to the Company in an amount equal to the lesser of the amount of liabilities so scheduled (excluding installment debt) or $175,000 (less $60,000 being paid pursuant to the terms of the CRI Purchase Agreement described below) with such amount being applied to retire debt of the Company; provided, however, that the Purchasers may elect to extend the Full Funding Date by 15 days if not less than $87,500 of Debt Retirement Funding has been provided by the original

CHEYENNE RESOURCES CORPORATION
Notes to Financial Statements
September 30, 2009
(Unaudited)

NOTE 10 – NOTE PURCHASE AGREEMENTS (Continued)

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

The amount payable as Unallocated Purchase Price shall be payable by delivery of convertible promissory notes (the “Selling Shareholder Notes”) of the Company. Each of the Selling Shareholder Notes matures on September 30, 2009, accrues interest at 8% per annum and is convertible, commencing 6 months from issuance, at a price equal to 85% of the market price of the Company’s common stock on the date of conversion.

The Unallocated Purchase Price is allocated 10% to Messrs. Trimble and Peper and 90% to CRI. On signing of the CRI Purchase Agreement, the Purchasers paid to CRI $60,000 and CRI transferred to the Purchasers 11,499 shares of Series A Convertible Preferred Stock and 6,750 shares of Series B Convertible Preferred Stock. The shares held by Messrs. Trimble and Peper, and the remaining Preferred Stock held by CRI, will be released to the Purchasers pro rata as the principal balances on the Selling Shareholder Notes are reduced.

The Investor Notes, in the amount of $50,000, are payable in full on September 30, 2009, accrue interest at 8% per annum and are convertible into common stock of the Company at a conversion price of $0.00005 per share, provided, however, that the Investor Notes may only be converted on or after the Total Funding Commitment has been satisfied.

Pursuant to the terms of the Note Purchase Agreement, on September 6, 2008, Daniel Motsinger, was appointed as a Director and Chief Executive Officer of the Company. On or before the Full Funding Date, and provided that the Purchasers comply with the provisions of the Note Purchase Agreement through that date, the Company’s current officers and directors will resign in such capacity.

As a result of the transactions contemplated by the Note Purchase Agreement, control of the Company has effectively passed from Messrs. Trimble and Peper to Mr. Dan Motsinger and the Purchasers.

CHEYENNE RESOURCES CORPORATION
Notes to Financial Statements
September 30, 2009
(Unaudited)

NOTE 10 – NOTE PURCHASE AGREEMENTS (Continued)

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

On July 30, 2009 the convertible promissory between the Company and Starr Consulting totaling $70,314 was converted into 15,521,156 shares of common stock as per terms of the agreement between the two parties. The shares were issued in various denominations to individuals and corporations for the total shares converted.

NOTE 11 – OTHER EVENTS

COMMON STOCK SPLIT

Effective July 16, 2009 the Company recognized a 100 for 1 reverse stock split. This reduced the total shares outstanding as of that date to 320,305 shares.  All share figures in this Report have been retroactively adjusted to give effect to the reverse split.

PREFERRED STOCK CONVERSIONS

In July 2008, the holder of 10,145 shares of Series A Convertible Preferred Stock and 2,250 shares of Series B Convertible Preferred Stock converted those shares and the Company issued 12,395 shares of common stock pursuant to those conversions.  There was no preferred stock outstanding as of September 30, 2009.

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

CHEYENNE RESOURCES CORPORATION
Notes to Financial Statements
September 30, 2009
(Unaudited)

NOTE 11 – OTHER EVENTS (Continued)

WellName	API/PUN No.		Working Int.	NRI	Net NRI
Eric Foust 1-9	117-23331		3.50%	75.00%	2.625%
Eric Foust 2-9	117-23333		3.50%	75.00%	2.625%
Eric Foust 3-9	117-23334		3.50%	75.00%	2.625%
Eric Foust 4-9	117-23335		3.50%	75.00%	2.625%
Eric Foust 5-9	117-23340		3.50%	75.00%	2.625%
Eric Foust 6-9	117-23341		3.50%	75.00%	2.625%
Foust/Davis 1-A	117-039224	(PUN)	3.50%	75.00%	2.625%
Foust #4S	117-039224	(PUN)	3.50%	75.00%	2.625%

NAME AND DOMICILE CHANGE

In October 2008, the Company changed its name to Atlas Oil and Gas, Inc., and moved its domicile from Texas to Nevada.  In September 2009 the Company changed its name to Cheyenne Resources Corporation and changed its trading symbol to “CRYS.”

In September 2009 the Company sold 714,286 shares of common stock for $250,000. The proceeds were used for a potential acquisition. The shares were issued in October 2009. The potential acquisition has been terminated and the Company is in the process of  having the money returned to them.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

In this Quarterly Report on Form 10-Q, "Company," "the Company," "us," and "our" refer to Cheyenne Resources Corp., a Nevada corporation, and our subsidiaries, unless the context requires otherwise.

Results of Operations

During the three and nine months ended September 30, 2009, we realized a net loss from operations of $7,002 and $22,831 respectively as compared to a net loss of $22,382 and $120,944 during the three and nine months  ended September 30, 2008. The difference is a result of less administrative expenses in the current year.

The Company had losses from businesses discontinued which were offset by gain on the abandonment of assets in the prior comparable quarter ended September 30, 2008.

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

Preferred Stock Conversions

During the first quarter of 2008, 86,700 Series A Preferred Stock shares were converted to common stock on a one-to-one basis, leaving 383,300 shares not converted as of that date. No preferred stock is outstanding as of September 30, 2009.

Note Purchase Agreement

On September 5, 2008, the Company, Mark Trimble and various unaffiliated purchasers (the “Purchasers”) entered into a Note Purchase Agreement (the “Note Purchase Agreement”) pursuant to which the Company agreed to issue to the Purchasers convertible promissory notes (the “Investor Notes”) in an aggregate amount up to $575,000. Proceeds from the Investor Notes will be utilized to pay costs associated with bringing the Company’s reports with the SEC current (“Reporting Costs”), to provide working capital to support operations, and to pay outstanding debt of the Company.

As of September 9, 2008, $25,000 had been advanced under the Note Purchase Agreement to pay Reporting Costs. During the subsequent four-week period, the Purchasers are obligated to provide working capital of up to $25,000 to support operations (the “Working Capital Advance”). Within 45 days from the execution of the Note Purchase Agreement (the “Full Funding Date”), the Company and the Purchasers are required to prepare a schedule of all liabilities of the Company and the Purchasers are required to provide funding (“Debt Retirement Funding”) to the Company in an amount equal to the lesser of the amount of liabilities so scheduled (excluding installment debt) or $175,000 (less $60,000 being paid pursuant to the terms of the CRI Purchase Agreement described below) with such amount being applied to retire debt of the Company; provided, however, that the Purchasers may elect to extend the Full Funding Date by 15 days if not less than $87,500 of Debt Retirement Funding has been provided by the original Full Funding Date. Also, by the Full Funding Date, the Purchasers must make satisfactory arrangements to fund the retirement of all remaining debt (the “Excess Debt”) of the Company, assume and pay such remaining debt or cause the Company to issue convertible notes to settle such Excess Debt, or any combination thereof. Total funds to be advanced by the Purchasers to pay Reporting Costs, the Working Capital Advance and the Debt Retirement Funding or to be settled as Excess Debt is limited to $575,000 (the “Total Funding Commitment,” and the actual amounts so funded or settled being referred to as the “Funded Amount”).

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

The amount payable as Unallocated Purchase Price shall be payable by delivery of convertible promissory notes (the “Selling Shareholder Notes”) of the Company. Each of the Selling Shareholder Notes matures on September 30, 2009, accrues interest at 8% per annum and is convertible, commencing 6 months from issuance, at a price equal to 85% of the market price of the Company’s common stock on the date of conversion.

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

The Investor Notes are payable in full on September 30, 2009, accrue interest at 8% per annum and are convertible into common stock of the Company at a conversion price of $0.005 per share, provided, however, that the Investor Notes may only be converted on or after the Total Funding Commitment has been satisfied.

Pursuant to the terms of the Note Purchase Agreement, on September 6, 2008, Daniel Motsinger, a designee of the Purchasers, was appointed as a Director and Chief Executive Officer of the Company. On or before the Full Funding Date, and provided that the Purchasers comply with the provisions of the Note Purchase Agreement through that date, the Company’s current officers and directors will resign in such capacity.

As a result of the transactions contemplated by the Note Purchase Agreement, control of the Company has effectively passed from Messrs. Trimble and Peper to the Purchasers.

In an effort to assure that we are able to meet our ongoing obligations in light of weak market conditions, in September 2008 we entered into a Note Purchase Agreement pursuant to which we agreed to issue up to $575,000 in principal amount of convertible promissory notes in order to secure financing to meet our obligations and support basic operations. As of December 31, 2008 we had received $50,000 of funding under the Note Purchase Agreement. Subsequent to September 30, 2008, the Note Purchase Agreement was amended to extend the Full Funding Date to August December 31, provided that the Purchasers agree to provide, on or before November 30, 2008 new capital in the amount of $57,500 and on or before December 31, 2008 provide new capital in the amount of $115,000; the Company deliver to the Company Reporter Investments a promissory note in the amount of $200,000 (less amounts previously paid and applied to the CRI note; the Company deliver to Mark Trimble a promissory note in the amount of $100,000 plus certain other amounts as specified in the Amendment.. We expect to receive additional funding with the intent of settling all outstanding indebtedness. As a result of the transactions contemplated in the Note Purchase Agreement, the purchasers in that agreement effectively took control of our company. While the Note Purchase Agreement provides potential funding to support our operations, there is no assurance that the purchasers under that agreement will fully fund their obligations there under, in which case their notes will not be convertible into common stock and will be due September 30, 2009.

Financial Condition

Our short-term financing requirements have, in recent periods, been financed primarily through short-term borrowing from our principal officer, Mark Trimble, borrowings on credit cards, borrowings under a line of credit, borrowings from a supplier and borrowings arranged through directors. During the first three and six of 2008 we reduced by $2,500 the principal balance of, and extended, an existing $25,000 loan arranged through two directors, extended the maturity on a second shareholder loan and sold a portion of our monitoring contracts, for which we received net proceeds of $83,442, to support short-term financing needs. Subsequent to September 30, 2008, in an effort to assure that we are able to meet our ongoing obligations in light of weak market conditions, we entered into a Note Purchase Agreement pursuant to which we agreed to issue up to $575,000 in principal amount of convertible promissory notes in order to secure financing to meet our obligations and support basic operations. As of September 9, 2008 we had received $25,000 of funding under the Note Purchase Agreement. We expect to receive additional funding over a 45-day period with the intent of settling all outstanding indebtedness. As a result of the transactions contemplated in the Note Purchase Agreement, the purchasers in that agreement are expected to effectively take control of our company. While the Note Purchase Agreement provides potential funding to support our operations, there is no assurance that the purchasers under that agreement will fully fund their obligations thereunder, in which case their notes will not be convertible into common stock and will be due September 30, 2009.

Financing Transactions. In order to finance certain short-term requirements and operations, during the quarter ended September 30, 2008, we sold a portfolio of security monitoring contracts for net proceeds of $83,442. See “Prior Year Developments - Sale of Monitoring Contracts” above.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at September 30, 2009.

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended September 30, 2009.

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

In 2008 the Company received revenue for consulting services, video streaming services, equipment sales and leasing, installation, content licensing, and maintenance agreements.  Sales and leasing agreement terms generally are for one year, and are renewable year to year thereafter.  Revenue for consulting services is recognized as the services are provided to customers.  For upfront payments and licensing fees related to contract research or technology, the Company determines if these payments and fees represent the culmination of a separate earnings process or if they should be deferred and recognized as revenue as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations. Revenues from monthly video streaming agreements, as well as equipment maintenance, are recorded when earned. Operating equipment lease revenues are recorded as they become due from customers.  Revenues from equipment sales and installation are recognized when equipment delivery and installation have occurred, and when collectability is reasonably assured.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through September 30, 2009.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2009, our internal control over financial reporting was ineffective.  Among other things, our Chief Executive Officer also serves as Chief Financial Officer, a situation which does not provide sufficient separation of functions to create an effective internal control system.

A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

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

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Although there is presently a market for our common stock, the price of our common stack may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

•	Actual or anticipated fluctuations in our future business and operating results;

•	Changes in or failure to meet market expectations;

•	Fluctuations in stock market price and volume.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Reverse Stock Split and Symbol Change

In July 2009, the Company effected a reverse stock split ration 1:100. The outstanding shares was reduced to 320,000.  In addition the Company changed its trading symbol to CRYS.

Recent Sales of Unregistered Securities

In July 2009, 31,100,000 shares of restricted common stock were issued to the six former owners of Sagrada Investments, Inc. (which the Company acquired in May 2009) upon conversion of a $100,000 promissory note issued in connection with the Sagrada acquisition.

In July 2009, an additional 6,679,980 shares of common stock were issued upon conversion of an outstanding promissory note in the amount of $70,344.

In July 2009, an additional 8,521,176 shares of common stock were issued pursuant to the terms of the acquisition agreement for Sagrada Investments, Inc.

In September 2009, 714,286 shares of restricted common stock were sold to one investor for $250,000 in a privately negotiated placement of securities.

The Company issued all of the securities listed in this item in reliance on an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

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

Date: November 30, 2009                                    /s/ Thomas J. Cunningham_________________
Thomas J. Cunningham, Chief Executive Officer
and Chief Financial Officer