Form 10-Q/A
period 2009-09-30
CHEYENNE RESOURCES CORP.
filed 2009-12-01
CIK 1384139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO THE
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

(661) 345-1125
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

CHEYENNE RESOURCES CORPORATION

FORM 10-Q/A

Introductory Statement

The sole purpose of this Amendment No. 1 to the Form 10-Q of Cheyenne Resources Corporation for the period ended September 30, 2009, is to correct formatting errors in the appearance of the Statements of Operations, page 5 and the Statements of Cash Flows, page 6.  No information presented in this amendment is changed from the original filing, other than to correct the formats of the tables appearing on pages 5 and 6.

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

The accompanying notes are an integral part of these  unaudited financial statements

CHEYENNE RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,			Three Months Ended September 30,
	2009		2008	2009		2008
REVENUES:
Revenues		-0-	-0-		-0-	-0-
EXPENSES:
General and Administrative Expenses		21,399	-0-		7,002	-0-
TOTAL EXPENSES		21,399	-0-		7,002	-0-
LOSS FROM OPERATIONS		(21,399)	-0-		(7,002)	-0-
OTHER INCOME/EXPENSES
Loss from discontinued operations	$		$(223,173)	$		$(19,685)
Other income (expense)			(3,793)			625
Net gain on sale, abandonment or write-off of assets			105,210			2,000
Interest expense and finance charges		(1,432)	(18,226)			(4,152)
Total Other Income (Expenses)		(22,831)	83,191			(21,212)
PROVISION FOR INCOME TAXES		-	-		-	-
NET LOSS		(22,831)	(139,982)		(7,002)	(21,212)
Preferred dividends accrued		-0-	(898)		-0-	(1,170)
Elimination of accrued preferred dividends upon conversion of preferred stock		-0-	19,936		-0-
NET LOSS AVAILABLE TO COMMON SHARES		$(22,831)	$(120,944)		$(7,002)	$(22,382)
Basic and diluted net loss per share		$(0.00)	$(0.47)		$(0.00)	$(0.08)
Basic and diluted weighted average shares outstanding		31,500,000	256,936		32,000,000	271,815

The accompanying notes are an integral part of these financial statements

CHEYENNE RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,831)	$(120,944)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization		1,771
Non-cash expenses		4,070
Loss on abandonment or write-off of assets		3,793
Changes in operating assets and liabilities
Accounts receivable		43,334
Inventories		15,848
Prepaid expense		2,681
Accounts payable	798	8,118
Credit cards payable		(43,993)
Payroll, sales tax and other accrued liabilities		(14,708)
Unearned revenue on contracts		(8,924)
NET CASH USED IN OPERATING ACTIVITIES	(22,033)	(108,954)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for potential acquisition	(250,000)
Cash received from sale of assets	-0-	5,092
NET CASH PROVIDED BY INVESTING ACTIVITIES	(250,000)	5,092
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable		(1,462)
Proceeds from new note to pay credit card debt	20,033	47,724
Proceeds from issuance of convertible notes	2,000	50,000
Proceeds from sale of common stock	250,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	272,033	96,264
NET INCREASE (DECREASE) IN CASH	-0-	(7,598)
Cash, beginning of period	-0-	10,946
Cash, end of period	$-0-	3,348
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-0-	$-0-
Taxes paid	-	-

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

Date: December 1, 2009                                        /s/ Thomas J. Cunningham_________________
Thomas J. Cunningham, Chief Executive Officer
and Chief Financial Officer